Form 10QSB
period 1996-05-31
PDK LABS INC
filed 1996-07-11
CIK 855352

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1996

                                      OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       For the transition period from        to

Commission File Number:     33-31006

                                 PDK LABS INC.
            (Exact name of Registrant as specified in its charter)

             New York                                     11-2590436
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation of organization)                 Number)

                              145 Ricefield Lane
                              Hauppauge, New York
                   (Address of principal executive offices)

                                     11788
                                  (Zip Code)

                                (516) 273-2630
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X          No ____

          Class                                    Outstanding at July 1, 1996
      Common Stock                                          3,191,986

                                 PDK LABS INC.
                                  FORM 10-QSB
                               QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED MAY 31, 1996


                               TABLE OF CONTENTS


                                                               Page to Page

PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheet...........................................     1

         Statements of earnings..................................     2

         Statements of cash flows................................     3

         Notes to financial statements...........................   4-6

Item 2.  Management's discussion and analysis
                  of financial condition and results
                  of operations..................................   7-8

PART 11.          OTHER INFORMATION

Item 1.  Legal proceedings.......................................     9

SIGNATURES.......................................................    10

                         PDK LABS INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 MAY 31, 1996

                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $ 4,746,832
  Investment in marketable securities, at
    fair value                                                      1,422,969
  Accounts receivable - less allowance
     for doubtful accounts of $42,000                               7,219,553
  Inventories                                                      17,361,745
  Prepaid expenses and other current assets                         1,796,502
  Deferred tax asset                                                   59,147
                                                                  -----------
 Total current assets                                              32,606,748
                                                                  -----------
INVESTMENTS IN MARKETABLE SECURITIES                                1,369,775
PROPERTY, PLANT AND EQUIPMENT, net                                  4,650,702
INTANGIBLE ASSETS, net                                              3,845,871
INVESTMENT IN COMPARE GENERIKS, INC.                                  500,000
OTHER ASSETS                                                        4,505,126
                                                                  -----------
                                                                   25,561,584
                                                                  -----------
                                                                   47,478,222
                                                                  ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             4,377,714
  Dividends payable                                                    45,223
  Current portion of long-term debt                                 1,308,337
                                                                  -----------
  Total current liabilities                                         5,731,274
                                                                  -----------

LONG-TERM DEBT                                                     10,475,000
DEFERRED INCOME TAXES                                               1,500,480
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                         4,209,884
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
     30,000,000 shares; 3,191,966 issued and
     outstanding                                                       31,919
  Preferred stock, $.01 par value; authorized

    5,000,000 shares; 739,555 issued and
    outstanding                                                         7,396
  Additional paid-in capital                                       27,676,550
  Unearned compensation                                            (5,726,150)
  Retained earnings                                                 3,871,869
  Treasury stock, at cost; 300,000 shares                            (300,000)
                                                                  -----------
                                                                   25,561,584
                                                                  -----------
                                                                  $47,478,222
                                                                  ===========

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   Six Months Ended                    Three Months Ended
                                                                        May 31,                              May 31,
                                                                 1996             1995               1996             1995
                                                                 ----             ----              -----             ----
                                                              (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
NET SALES                                                     $21,278,689       $12,611,229      $11,812,400        $7,036,711
                                                              -----------       -----------      -----------        ----------
COSTS AND EXPENSES:
   Cost of sales                                               13,378,505         6,688,034        7,677,530         3,766,186
   Selling, general and administrative                          6,755,754         5,056,167        3,835,389         2,953,908
                                                              -----------       -----------      -----------        ----------
                                                               20,134,259        11,744,201       11,512,919         6,720,094
                                                              -----------       -----------      -----------        ----------
OPERATING INCOME                                                1,144,430           867,028          299,481           316,617
                                                              -----------       -----------      -----------        ----------

OTHER:
   Interest income                                               (205,889)         (273,750)         (83,334)         (145,079)
   Interest expense                                               422,560           271,671          221,259           128,776
   Minority Interest in earnings of
     subsidiary                                                    25,272           117,975          (32,937)           33,587
   Gain on sale of securities                                    (574,954)          -               (574,954)           -
   Gain on sale of subsidiary stock                                 -              (219,531)           -                21,700
                                                              -----------       -----------      -----------        ----------
                                                                 (333,011)         (103,635)        (469,966)           38,984
                                                              -----------       -----------      -----------        ----------
EARNINGS BEFORE PROVISION FOR
   INCOME TAXES                                                 1,477,441           970,663          769,447           277,633

PROVISION FOR INCOME TAXES                                        613,000           527,000          348,000           171,000
                                                              -----------       -----------      -----------        ----------

NET EARNINGS                                                  $   864,441      $    443,663      $   421,447        $  106,633
                                                              ===========       ===========      ===========        ==========

EARNINGS PER SHARE                                            $       .21      $        .12      $       .10        $    -
                                                              ===========       ===========      ===========        ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                    3,191,986         2,111,614        3,191,986         2,112,692
                                                              ===========       ===========      ===========        ==========

                                                                -2-

                         PDK LABS INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                              May 31,
                                                         1996          1995
                                                         ----          ----
                                                     (Unaudited)   (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                       $  679,552   $  443,663
                                                      ----------   ----------
   Adjustments to reconcile net earnings to
      net cash used in operating activities:
       Depreciation and amortization                   1,958,730    1,439,773
       Minority interests in earnings of subsidiary       25,272      117,975
       Gain on sale of securities                       (574,954)    (219,531)
       Deferred income tax provision                     482,141      299,000
       Changes in operating assets and liabilities:
          (Increase) decrease in assets:
             Accounts receivable                        (892,188)    (637,245)
             Inventories                              (4,114,600)  (1,851,236)
             Prepaid expenses and other current
               assets                                   (720,128)  (1,941,450)
             Other assets                               (472,640)    (238,074)
             Increase (decrease) in liabilities:
               Accounts payable and accrued expenses   1,823,553     (463,228)
               Income taxes payable                     (117,820)    (166,515)
                                                      ----------   ----------
    Total adjustments                                 (2,602,634)  (3,660,531)
                                                      ----------   ----------
    Net cash used in operating activities             (1,923,082)  (3,216,868)
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (Increase) in investments                  4,679,574   (4,671,113)
   Purchase of property, plant and equipment          (1,603,995)    (293,480)
   Acquisition of intangible assets                   (1,448,010)  (1,020,880)
                                                      ----------   ----------
   Net cash provided by (used in) investing
     activities                                        1,627,569   (5,985,473)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds of revolving credit line               1,500,000    2,500,000
   Repayment of debt                                    (656,250)    (193,946)
   Proceeds from term loan                             1,500,000      -
   Net decrease in stockholder loans                      (5,120)      16,388
   Net proceeds from sale of securities                1,774,954    2,177,000
   Payments of unearned compensation                      -          (200,000)
                                                      ----------   ----------

   Net cash provided by financing activities           4,113,584    4,299,442
                                                      ----------   ----------
   Net increase (decrease) in cash and cash
     equivalents                                       3,818,071   (4,902,899)
   Cash and cash equivalents at beginning
      of period                                          928,761    9,320,200
                                                      ----------   ----------
   Cash and cash equivalents at end of period         $4,746,832   $4,417,301
                                                      ==========   ==========

                          PDK LABS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1996



1.  Basis of Presentation:

                The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended May 31, 1996 and May 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended November 30, 1995. The results of operations for the six month periods ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Principles of Consolidation:

            The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

3.   Concentration of Credit Risk:

               Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No., 105, include U.S. treasury notes and other government backed securities.

4.  Investment in Marketable Securities:

              The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FASB No. 115 requires that investments in debt and equity securities be designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

5.  Inventories:

                Inventories at May 31, 1996 have been estimated using the gross profit method.


                Inventories at November 30, 1995 consisted of the following:

                     Raw materials                    $4,041,070
                     Work-in-process                   2,314,049
                     Finished goods                    6,892,026
                                                     -----------
                                                     $13,247,145
                                                     ===========

                          PDK LABS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1996
                                  (Continued)

6.  Investment in Compare Generiks, Inc.:

         On October 31, 1995, the Company entered into an agreement to transfer certain assets, liabilities and the on-going business of its Energex/Compare Division product lines to Compare Generiks, Inc. ("CGI"). Consideration consisted of 500,000 shares of CGI common stock (valued at $1,200,000) and a $500,000 promissory note.

         On January 30, 1996, the $500,000 promissory note was converted to 500,000 shares of CGI's Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share, and is redeemable by CGI after one year from the date of issuance.

         In March 1996, the Company sold 500,000 shares of Compare Generiks, Inc. common stock (valued at $1,200,000) for gross proceeds of $1,875,000.

7.  Stockholders' Equity:

         Earnings per common share were computed by dividing net earnings less dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is not material. Shares held in escrow and treasury shares have been excluded from the weighted average number of shares.

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the six month periods ended May 31, 1996 and May 31, 1995 approximated $184,889.
The Company paid a cash dividend in April 1996 and a common stock dividend in April 1995.


                                                             Six Months Ended                       Three Months Ended
                                                                  May 31,                                  May 31,
                                                           1996             1995                   1996              1995
                                                          ------           -----                   ----              ----
                                                        (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)
Net earnings                                            $  864,441        $  443,663            $  421,447       $  106,633
Dividends                                                  184,889           184,889                94,295           94,295
                                                        ----------        ----------            ----------       ----------
Earnings available to common
   shareholders                                            679,552           258,774               327,152           12,338
                                                        ----------        ----------            ----------       ----------

Weighted average number of
   shares                                                3,191,986         2,111,614             3,191,986        2,112,692
                                                        ----------        ----------            ----------       ----------
Earnings per share                                      $      .21        $      .12            $      .10       $      .00
                                                        ==========        ==========            ==========       ==========

8.  Major Customer:

          Sales to a major customer approximated 51% of total sales for the six month period ended May 31, 1996.

                         PDK LABS INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1996
                                  (Continued)


9.  Income Taxes:

          Effective December 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes", which requires a liability approach to financial accounting and reporting for income taxes.

          The tax effects of temporary differences that give rise to the deferred tax liability at May 31, 1996 consist principally of the Company's investment in subsidiary, depreciation and amortization.

10.  Revolving Credit Agreement:

          a.  Term Loan Agreements

          On July 6, 1995, the Company entered into a term loan agreement with its bank. The term loan, aggregating $4,000,000, is payable in 19 quarterly principal installments of $200,000 plus interest at prime. Payments commenced on the last business day of November 1995 and continue through August 2000 when the remaining principal amount is due. A portion of the proceeds was used to repay existing indebtedness under the Company's revolving credit agreement.

          On March 28, 1996, the Company entered into a second term loan with its bank. The term loan aggregating $1,500,000, is payable in 19 quarterly principal installments of $75,000, plus interest at prime. Payments commenced on the last business day of May 1996 and continue through February 2001 when the remaining principal amount is due.

          b.  Revolving Credit Agreement

          On July 6, 1995, the Company amended its revolving credit agreement with its bank. The amended agreement provides for borrowings up to $7,000,000 and expires May 31, 1998. Borrowings under this agreement bear interest at the prime rate and are collateralized by all of the Company's assets.

11.  Commitment:

          On May 14, 1996, the Company entered into a Non-Exclusive Supply Agreement with a vendor. Pursuant to this agreement, PDK is required to make minimum annual purchases of $2,500,000 or pay the sum of $100,000 (pro-rated based on purchases) at a price equal to 115% of the vendors material cost.

                         PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Net sales for the six and three month periods ended May 31, 1996 approximated $21,279,000 and $11,812,000, respectively, representing increases of 69% and 68% over the corresponding periods in 1995. The increase is principally attributable to increased sales volume resulting from an exclusive supply and licensing agreement with a major customer, continued expansion of advertising and marketing efforts of the Futurebiotics product line, and the introduction of new products.

          Gross profit for the six and three month periods ended May 31, 1996 amounted to approximately $7,900,000 (37% of sales) and $4,135,000 (35% of sales), respectively as compared to $5,923,000 (47% of sales) and $3,271,000 (46% of sales) in the corresponding periods in the prior year. The decrease in the gross margin is principally attributable to an increase in wholesale sales which yield lower gross profit margins as well as more competitive pricing.

          Selling, general and administrative expenses approximated $6,756,000 and $3,835,000 for the six and three month periods ended May 31, 1996, respectively. As a percentage of sales, these amounts represent 32% and 33% respectively, as compared to 40% and 42% in the corresponding periods in the prior year. The overall decrease as a percentage of sales in the six month periods is primarily attributable to the Company entering into an exclusive supply and license agreement with a major customer allowing the customer to use certain trademarks. As a result of this agreement, the Company manufactures and sells products under these trademarks with minimal sales and marketing expenses.

          Interest expense, net of interest income was $217,000 and $138,000 for the six and three month periods ended May 31, 1996. Interest income net of interest expense was $2,000 and $16,000 for the corresponding periods in 1995. This reflects increased bank borrowings and lower investment balances.


Liquidity and Capital Resources

          The Company had net working capital of approximately $26,875,000 at May 31, 1996.

          The Company's statement of cash flows reflects cash used in operating activities of approximately $1,923,000 which reflects increases in operating assets and payables such as accounts receivable ($892,000), inventories ($4,115,000), and prepaid expenses and other current assets ($720,000) offset by an increase in accounts payable and accrued expenses ($1,824,000) and an adjustment for amortization expense ($1,959,000).

                          PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


          Cash provided by investing activities ($1,628,000) is principally attributable to the sale of marketable securities ($4,680,000) offset by the purchase of property, plant and equipment ($1,604,000) and the acquisition of intangible assets ($1,448,000).

          The cash flow statement also reflects cash provided by financing activities ($4,114,000) representing proceeds from the sale of securities ($1,775,000), bank borrowings ($3,000,000) offset by repayments ($656,000).

          The Company intends to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

PART II - OTHER INFORMATION


          Item 1. - Legal Proceedings

          Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PDK LABS INC.



Dated: July 9, 1996                              By: /s/ Michael B. Krasnoff
                                                     -------------------------
                                                     Michael B. Krasnoff
                                                     President and Chief
                                                     Executive Officer
                                                     Chief Financial Officer