Form 10QSB
period 1996-08-31
PDK LABS INC
filed 1996-10-11
CIK 855352

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended August 31, 1996

                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                   Commission File Number: 0-19121

                             PDK LABS INC.
        (Exact name of Registrant as specified in its charter)

           New York                                1-2590436
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation of organization)

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
                                           Yes  X      No  ___

            Class                            Outstanding at October 7, 1996
        Common Stock                                   3,191,966

                             PDK LABS INC.
                              FORM 10-QSB
                           QUARTERLY REPORT
               FOR THE NINE MONTHS ENDED AUGUST 31, 1996

                           TABLE OF CONTENTS


                                                                    Page to Page

PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

         Balance sheet....................................................1

         Statements of operations.........................................2

         Statements of cash flows.........................................3

         Notes to financial statements..................................4-6

Item 2.           Management's discussion and analysis
                  of financial condition and results
                  of operations.........................................7-8

PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings.......................................9

Item 4.           Submission of matters to a vote of security-holders.....9

SIGNATURES...............................................................10

                     PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                            AUGUST 31, 1996

               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  4,687,113
  Accounts receivable - less allowance
     for doubtful accounts of $42,000                         7,764,806
  Inventories                                                19,595,003
  Prepaid expenses and other current assets                   1,624,275
  Deferred tax asset                                            114,961
                                                         --------------
 Total current assets                                        33,786,158
                                                         --------------

INVESTMENTS IN MARKETABLE SECURITIES                          1,998,387
PROPERTY, PLANT AND EQUIPMENT, net                            5,099,010
INTANGIBLE ASSETS, net                                        4,155,789
INVESTMENT IN COMPARE GENERIKS, INC.                            500,000
OTHER ASSETS                                                  4,014,861
                                                         --------------
                                                            $49,554,205
                                                         ==============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $ 5,435,672
  Dividends payable                                             135,817
  Current portion of long-term debt                           1,246,309
                                                         --------------
  Total current liabilities                                   6,817,798
                                                         --------------

LONG-TERM DEBT                                               11,600,975
DEFERRED INCOME TAXES                                         1,314,343
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                   4,150,948
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
     30,000,000 shares; 3,191,986 issued and
     outstanding                                                 31,919
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; 739,555 issued and
    outstanding                                                   7,396
  Additional paid-in capital                                 27,640,862
  Unearned compensation                                      (5,405,785)
  Retained earnings                                           3,695,749
  Treasury stock, at cost; 30,000 shares                       (300,000)
                                                         --------------

                                                             25,670,141
                                                         --------------
                                                            $49,554,205
                                                         ==============

                     PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Nine Months Ended              Three Months Ended
                                                                        August 31,                        August 31,
                                                                 1996               1995             1996             1995
                                                                 ----               ----            -----             ----
                                                              (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)

NET SALES                                                     $33,214,488       $20,723,535      $11,935,799        $8,112,306
                                                             ------------       -----------   --------------       -----------

COSTS AND EXPENSES:
   Cost of sales                                               21,337,619        11,209,978        7,959,114         4,321,944
   Selling, general and administrative                         10,655,220         8,294,938        3,899,466         3,238,771
                                                             ------------       -----------   --------------       -----------
                                                               31,992,839        19,504,916       11,858,580         7,560,715
                                                             ------------       -----------   --------------       -----------

OPERATING INCOME                                                1,221,649         1,218,619           77,219           551,591
                                                             ------------       -----------   --------------       -----------

OTHER:
   Interest income                                               (330,822)         (461,908)        (124,933)         (188,158)
   Interest expense                                               659,872           420,812          237,312           149,141
   Minority interest in (loss) earnings of
     subsidiary                                                   (68,362)          154,726          (93,634)           36,751
   Gain on sale of subsidiary stock                                     -          (219,531)               -                 -
   Gain on sale of securities                                    (574,954)                -                -                 -
   Loss on disposition of product line                                  -           600,000                -           600,000
                                                             ------------       -----------   --------------       -----------
                                                                 (314,266)          494,099           18,745           597,734
                                                             ------------       -----------   --------------       -----------

EARNINGS (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                              1,535,915           724,520           58,474           (46,143)

INCOME TAX PROVISION (BENEFIT)                                    757,000           473,000          144,000           (54,000)
                                                             ------------       -----------   --------------       -----------


NET EARNINGS (LOSS)                                            $  778,915      $    251,520      $   (85,526)     $      7,857
                                                             ============       ===========   ==============       ===========

EARNINGS (LOSS) PER SHARE                                      $      .16      $       (.01)     $      (.05)     $       (.04)
                                                             ------------       -----------   --------------       -----------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                    3,191,986         2,124,742        3,191,986         2,141,970
                                                               ==========      ============       ==========        ==========

                     PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                       August 31,
                                                                 1996                1995
                                                              (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                             $    778,915         $   251,520
                                                           -------------       -------------
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization                           2,915,914           2,265,162
       Minority interest (loss) in earnings of subsidiary        (68,362)            154,726
       Gain on sale of securities                               (574,954)                  -
       Gain on sale of subsidiary stock                                -            (219,531)
       Loss on disposition of product line                             -             600,000
       Deferred income tax provision                             240,190             197,000
       Changes in operating assets and liabilities:
          (Increase) decrease in assets:
             Accounts receivable                              (1,437,441)           (374,360)
             Inventories                                      (6,347,858)         (3,631,171)
             Prepaid expenses and other current assets          (547,901)         (1,419,390)
             Other assets                                         24,385             (90,745)
             Increase (decrease) in liabilities:
               Accounts payable and accrued expenses           2,881,511            (352,707)
               Income taxes payable                             (117,820)           (122,748)
                                                           -------------       -------------
               Total adjustments                              (3,032,336)         (2,993,764)
                                                           -------------       -------------
    Net cash used in operating activities                     (2,253,421)         (2,742,244)
                                                           -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (Increase) in investments                          5,473,931          (6,151,857)
   Purchase of property, plant and equipment                  (2,129,906)           (605,491)
   Acquisition of intangible assets                           (2,137,810)         (1,808,232)
   Proceeds from sale of intangible asset                              -              50,000
                                                           -------------       -------------
   Net cash provided by (used in) investing activities         1,206,215          (8,515,580)
                                                           -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of note payable                                            -           4,000,000
   Net proceeds of revolving credit line                       2,750,000            (500,000)
   Net increase in stockholder loans                             (11,880)                  -
   Repayment of debt                                          (1,022,627)           (270,010)
   Net proceeds from sale of securities                        1,774,954                   -

   Net proceeds from sale of subsidiary stock                          -           2,177,000
   Proceeds of term loan                                       1,500,000                   -
   Payments of unearned compensation                                   -            (200,000)
   Reverse stock split cash in lieu                                    -                (250)
  Cash dividends paid                                           (184,889)                  -
                                                           -------------       -------------
  Net cash provided by financing activities                    4,805,558           5,206,740
                                                           -------------       -------------

  Net increase (decrease) of cash and cash equivalents         3,758,352          (6,051,084)
  Cash and cash equivalents at beginning of period               928,761           9,320,200
                                                           -------------       -------------
  Cash and cash equivalents at end of period                  $4,687,113        $  3,269,116
                                                           =============       =============

                     PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED AUGUST 31, 1996


1.  Basis of Presentation:

                The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended August 31, 1996 and August 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended November 30, 1995. The results of operations for the nine month periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

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

5.  Inventories:

          Inventories at August 31, 1996 have been estimated using the gross profit method.


          Inventories at November 30, 1995 consisted of the following:

                Raw materials                  $  4,041,070
                Work-in-process                   2,314,049
                Finished goods                    6,892,026
                                              -------------
                                                $13,247,145
                                              =============

                     PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED AUGUST 31, 1996
                              (Continued)

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

7.  Stockholders' Equity:

          Earnings (loss) per common share were computed by dividing net earnings (loss) less dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is not material. Shares held in escrow and treasury shares have been excluded from the weighted average number of shares.

          Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the nine month periods ended August 31, 1996 and August 31, 1995 approximated $275,000. The Company paid a cash dividend in April 1996 and a common stock dividend in April 1995.


                                                                Nine Months Ended                   Three Months Ended
                                                                  August 31,                             August 31,
                                                            1996             1995                  1996             1995
                                                            ----             ----                  ----             ----
                                                        (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)
Net earnings (loss)                                      $ 778,915        $  251,520            $  (85,526)    $      7,857
Dividends                                                  275,483           275,483                90,594           90,594
                                                        ----------       -----------          ------------      -----------

Earnings (loss) available to common
   shareholders                                          $ 503,432        $  (23,963)            $(176,120)      $  (82,737)
                                                        ----------       -----------          ------------      -----------
Weighted average number of
   shares                                                3,191,986         2,124,742             3,191,986        2,141,970
                                                        ----------       -----------          ------------      -----------
Earnings (loss) per share                               $      .16       $      (.01)         $       (.05)     $      (.04)
                                                        ----------       -----------          ------------      -----------

                                                                 5

                     PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED AUGUST 31, 1996
                              (Continued)
8.      Major Customer:

         Sales to a major customer approximated 53% of total sales for the nine month period ended August 31, 1996.

9.      Income Taxes:

          Effective December 1, 1993, the Company adopted FASB
Statement No. 109, "Accounting for Income Taxes", which requires a liability approach to financial accounting and reporting for income taxes.

          The tax effects of temporary differences that give rise to the deferred tax liability at August 31, 1995 consist principally of the Company's investment in subsidiary, depreciation and amortization.

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

         b.  Revolving Credit Agreement

          On September 15, 1996, the Company entered into a Revolving Credit Agreement with its bank. The agreement provides for aggregate borrowings of up to $15,000,000 with a sub-limit of $11,000,000 for the Company and $4,000,000 for its subsidiary and expires September 1999. This agreement replaces the existing revolving credit facility. Borrowings under this agreement bear interest at the prime rate or 2% above the Eurodollar rate (at the Company's option) and are collateralized by all of the Company's assets.


11.  Commitment:

          On May 14, 1996, the Company entered into a Non-Exclusive Supply Agreement with a vendor. Pursuant to this agreement, PDK is required to make minimum annual purchases of $2,500,000 or pay the sum of $100,000 (pro-rated based on purchases) at a price equal to 115% of the vendors material cost. As of August 31, 1996, the Company made purchases of approximately $1,433,000 under this agreement.

                     PDK LABS INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Net sales for the nine and three month periods ended August 31, 1996 approximated $33,214,000 and $11,936,000, respectively, representing increases of 60% and 47% over the corresponding periods in 1995. The increase is principally attributable to increased sales volume resulting from an exclusive supply and licensing agreement with a major customer, continued expansion of advertising and marketing efforts of the Futurebiotics product line, and the introduction of new products.

          Gross profit for the nine and three month periods ended August 31, 1996 amounted to approximately $11,877,000 (36% of sales) and $3,977,000 (33% of sales), respectively as compared to $9,514,000 (46% of sales) and $3,790,000 (47% of sales) in the corresponding periods in the prior year. The decrease in the gross margin is principally attributable to an increase in wholesale sales which yield lower gross profit margins as well as competitive pricing.

          Selling, general and administrative expenses approximated $10,655,000 and $3,899,000 for the nine and three month periods ended August 31, 1996, respectively. As a percentage of sales, these amounts represent 32% and 33% respectively, as compared to 40% in each of the corresponding periods in the prior year. The overall decrease as a percentage of sales is primarily attributable to the Company entering into an exclusive supply and license agreement with a major customer to use certain trademarks. As a result of this agreement, the Company manufactures and sells products under these trademarks with minimal sales and marketing expenses.

          Interest expense, net of interest income was $329,000 and $112,000 for the nine and three month periods ended August 31, 1996. Interest income net of interest expense was $41,000 and $39,000 for the corresponding periods in 1995. This reflects increased bank borrowings and lower investment balances.

Liquidity and Capital Resources


         The Company had net working capital of approximately
$26,968,000 at August 31, 1996.

         The Company's statement of cash flows reflects cash used in operations of approximately $2,438,000. This use of cash reflects increases in operating assets, such as accounts receivable ($1,437,000), inventories ($6,348,000), and prepaid expenses and other current assets ($548,000) offset by an increase in accounts payable and accrued expenses ($2,882,000) and an adjustment for amortization expense ($2,916,000).

                     PDK LABS INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

          Cash provided by investing activities ($1,206,000) is principally attributable to the sale of marketable securities
($5,474,000) offset by the purchase of property, plant and equipment ($2,130,000) and the acquisition of intangible assets ($2,138,000).

          The cash flow statement also reflects cash provided by financing activities ($4,990,000) representing proceeds from the sale of securities ($1,775,000), bank borrowings ($4,250,000) offset by repayments ($1,023,000).

          In September 1996, the Company entered into a Revolving Credit Agreement with a bank. The agreement provides for borrowings up to $15,000,000 with sublimits for PDK Labs Inc. of $11,000,000 and $4,000,000 for its subsidiary. The agreement replaces the existing revolving credit facility and expires September 1999.

          The Company intends to meet its cash requirements from operations, current cash reserves, and its existing financial arrangements.

PART II - OTHER INFORMATION


         Item 1. - Legal Proceedings

          Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1995.

          On July 29, 1996, the Company served a complaint (the "Complaint") against a former executive. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an Officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment Agreement and the Amendment, engaged in unfair competition breached the terms of the personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to the Company.

          In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and claims. The executive's counterclaims, assert in pertinent part, that the company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. PDK, and the directors deny that they engaged in any improper conduct which would support the executive's counterclaims. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.


         Item 4. - Submission of Matters to a Vote of Security-Holders

          On July 19, 1996, the Company held its annual meeting of stockholders. The following directors were re-elected to the Company's board of directors:

         Michael Krasnoff
         Stanley Krasnoff
         Ira Helman
         Hartley T. Bernstein
         Robin Marks-Kauffman

          In addition, the stockholders ratified the appointment of Holtz Rubenstein & Co. LLP as the Company's certified public accountants.

                             Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        PDK LABS INC.


Dated: October 10, 1996               By: /s/ Michael B. Krasnoff
                                      ______________________________________
                                               Michael B. Krasnoff
                                               President and Chief
                                               Executive Officer
                                               Chief Financial Officer