Form 10KSB40
period 1996-11-30
PDK LABS INC
filed 1997-02-28
CIK 855352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

     |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended November 30, 1996.

     |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-19121

                                  PDK LABS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                         11-2590436
---------------------------------              ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York                                            11788
---------------------                                        ----------
(Address of Principal                                        (Zip Code)
 Executive Officers)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

 Units consisting of One (1) share of Series A convertible Preferred Stock, one redeemable Class B Warrant and one (1) redeemable Class C Warrant
        -----------------------------------------------------------------
                                (Title of Class)

         Series A convertible Preferred Stock, $.01 par value per share
         --------------------------------------------------------------

                                (Title of Class)

                           Redeemable Class B Warrant
                           --------------------------
                                (Title of Class)

                           Redeemable Class C Warrant
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K-SB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $46,563,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of February 21, 1997, was approximately $13,505,000.

Number of shares outstanding of the issuers common stock, as of February 21, 1997, was 3,191,986.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1. BUSINESS.

General

     PDK Labs Inc. ("PDK" or "Company") manufactures and distributes over-the-counter nonprescription pharmaceutical products and vitamins. The Company's line of products primarily consists of nonprescription caffeine products, pain relievers, decongestants, diet aids, and a broad line of vitamins, nutritional supplements and cosmetics. The Company markets its products through direct mail, regional distributors, and private label manufacturing.

Products

     The Company markets its nonprescription products under its MaxAlert(TM), HeadsUp(TM), Reach(TM), PDK(R), Compare Generiks, Inc.(R) , and Energex Plus brand names. On October 31, 1995, the Company sold to Compare Generiks, Inc., an unaffiliated third party, the Energex Plus and Compare Generiks(R) product lines. The Company has retained the rights relating to the sale by direct mail of the Compare Generiks(R) products. On October 16, 1995, the Company licensed its MaxAlert(TM) and HeadsUp(TM) brand names to an unaffiliated third party. (See Item 12. Certain Relationships and Related Transactions.) The Company's nonprescription pharmaceutical products contain active ingredients which are identical to those contained in nonprescription products sold under national and regional brand names, private label brands, local or regional products, and products sold by other national and regional direct mail marketers. For instance, the Company's acetaminophen tablets and capsules are similar to Tylenol(R); its sleeping aids are similar to Sominex 2(R); the Company's antihistamine tablets are similar to Benadryl ; its antihistamine-decongestant products are similar to Actifed(R) and Sudafed(R); and its caffeine based tablets are similar to Vivarin(R) and NO-DOZ(R).

     The Company also sells products to its majority owned subsidiary, Futurebiotics, Inc. ("Futurebiotics"). Futurebiotics' primary product line consists of more than 125 items, including multi-vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes, and specific specialty supplements. All of Futurebiotics' products are supplied by the Company. Futurebiotics currently sells products in 32 international markets, including South America, Central Europe, Hong Kong, Malaysia, Japan, and Scandinavia.

     The Company only sells over-the-counter products, which have been proven to be generally recognized to be safe and effective for the intended uses. Proposed rules by the Food and Drug Administration have established, after an expanded review of all over-the counter products, those over-the-counter drugs that will be generally recognized as safe and effective and non-misbranded. See "Business - Government Regulations."

     The Company was incorporated under the laws of the State of New York on July 6, 1982.

Marketing

     The Company markets its products to customers through direct salespersons and manufacturers representatives. Approximately 27.3% of the Company's total revenue for the fiscal year ended November 30, 1996 was from sales by its Futurebiotics, Inc. subsidiary. Private label sales accounted for 61.7% of the Company's total revenue for the fiscal year ended November 30, 1996. The Company sells a complete mail order line of over-the-counter pharmaceutical products under its Compare Generiks brand name.

     On October 16, 1995, the Company entered into an Exclusive Supply and Licensing Agreement with a non-affiliated customer pursuant to which the Company agreed to supply the customer with all of its requirements for vitamins, non-prescription pharmaceutical products and health and fitness products manufactured in tablet, capsule, caplet, liquid or equivalent form commencing on the date of the agreement. The term of the agreement is for five years, renewable for successive one year periods thereafter. Sales to this customer accounted for 54.7% of total revenue for the fiscal year ended November 30, 1996.

     In addition, the Company granted the same customer an exclusive license to use the trademarks "MaxAlert" and "Heads Up", and its trademarks for its ginseng products, and the exclusive right to distribute products bearing such names, using the components listed in the agreement. The Company recognized license fees of $500,000 for the fiscal year ended November 30, 1996 in connection with this agreement.

     The Company markets its various over-the-counter and vitamin products under various brand names to various stores including drug store chains, health food stores, health food store wholesalers, convenience stores, and other retailers.

     On July 24, 1995, the Company sold a customer list, trademarks, and inventory related to its mail order vitamin line of products. The Company is no longer engaged in the marketing of its vitamin product through mail order.

Manufacturing

     The Company's manufacturing facility is located in Hauppauge, New York. Approximately 85% to 90% of the sales volume of the Company's products are manufactured and/or packaged by the Company. Manufacturing and packaging equipment has been dramatically increased in fiscal 1996. The Company believes that the expanded capacity of its manufacturing facility is adequate to meet the requirements of its current and future business.

     The Company's manufacturing process is specifically designed to insure the strictest quality control. All raw materials used in production are initially held in quarantine. Prior to being placed into production, the manufacturers certificate of analysis is compared with an assay performed by the Company in its own in-house laboratory. The Company's FDA approved laboratory continues its testing to insure quality control throughout the manufacturing and packaging process.

     The manufacture of all of the Company's products is subject to current Good Manufacturing Practices prescribed by the FDA and by the Company's own quality control procedures. See "Business - Government Regulation" below. The Company uses tamper resistant caps on all of its over-the-counter products with an inner seal that indicates whether the container has been opened prior to sale. In addition, the Company seal wraps each container for added protection.

     The Company's manufacturing facility contains equipment which in one operation can produce the tablets, package the products, and label the containers. The Company also has equipment for filling capsules and wrapping each container with heat sealed plastic wrap.

Material Suppliers

     Substantially all of the Company's products are manufactured from readily available raw material. In addition to manufacturing many of its own products, the Company purchases finished goods from suppliers in the United States. The Company has not encountered any significant difficulties in purchasing supplies of principal raw material or finished goods. The Company believes that if any source of a product's ingredients becomes unavailable, alternative sources of supply are available at comparable prices and delivery schedules. In the event the Company were unable to find such alternate sources at a competitive price and on a timely basis for its principal products, the Company could be materially adversely affected.

     On May 14, 1996, the Company entered into a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which SSI agreed to supply the Company with vitamins and dietary supplements manufactured to the Company's specifications in bulk tablet form for a three (3) year period, renewable for successive one (1) year periods thereafter. The Company agreed to purchase products at a price equal to 115% of SSI's material cost having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement and to pay liquidated damages of $100,000 to SSI (pro-rated based on purchases) in the event the Company does not meet that minimum purchase requirement. Prior to the full commencement of manufacturing operations, SSI is operating as a wholesale supplier to the Company. All wholesale purchases made by the Company are to offset the minimum aggregate sales per annum under the Supply Agreement dated May 14, 1996. As of November 30, 1996, the Company made purchases of approximately $1,796,000 under this agreement. The Company supplies certain management and personnel to SSI and Reginald Spinello, the Company's Executive Vice President, is also a director of SSI. Reginald Spinello and two other directors of

SSI have more than fifty percent (50%) voting power of the common stock and the preferred stock of the Company pursuant to a Voting Trust Agreement.

     Although raw materials are available from numerous sources, two suppliers currently provide approximately 14% and 12% of the Company's purchases, and no other supplier accounts for more than 10% of the Company's raw material purchases.

Acquisitions/Disposals

     In January 1995, the Company sold 300,000 shares of common stock of Futurebiotics for net proceeds of approximately $2,155,000.

     On March 1, 1995, PDK Labs Inc. acquired all assets and rights relating to the "Energex Plus" product line ("Energex") from Nu-Tek Laboratories, Inc. ("Nu-Tek") pursuant to a sale of assets agreement (the "Nu-Tek Agreement"). The Energex Assets included all of Nu-Tek's interest in its Energex business, all customer lists, trademarks, tradenames, licenses, trade secrets, know-how, and use of the name "Energex Plus." The aggregate consideration for this transaction was $300,000.

     On July 24, 1995, the Company sold a customer list, trademarks, and inventory related to a mail order vitamin line of products for approximately $50,000. The Company recognized a loss of approximately $612,000 in connection with this disposition.

     On October 31, 1995, all of the Energex Assets and the Compare Generiks Assets were transferred from PDK to Compare Generiks, Inc. ("CGI") for a purchase price of approximately $1,700,000. In exchange (i) PDK was issued 500,000 shares of CGI common stock, representing $1,200,000 of the purchase price ($2.40 per share), (ii) CGI delivered to PDK a promissory note in the aggregate principal amount of $500,000 together with interest at the rate of eight percent (8%) per annum, payable to PDK on October 31, 1996, and (iii) CGI agreed to purchase PDK's Energex Plus inventory at the cost specified in the Supply Agreement (defined and referred to below). CGI agreed to assume certain liabilities associated with the Energex Assets. Since October 31, 1995, CGI has purchased all of its products and materials from PDK at PDK's cost, plus one hundred (100%) percent, pursuant to a supply agreement between PDK and CGI (the "Supply Agreement"). The term of the Supply Agreement is for a period of five
(5) years, automatically renewable for successive one (1) year terms.

     In January 1996, the $500,000 promissory note payable to PDK was converted to 500,000 shares of Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share and is redeemable by CGI after one year from the date of issuance.

     In March 1996, the Company sold 500,000 shares of common stock of CGI for gross proceeds of $1,875,000.

     On December 30, 1996, Futurebiotics, Inc. effected a one-for-ten reverse stock split with respect to its shares of common stock outstanding on December 30, 1996 and, accordingly, the

Company owns 700,000 shares of common stock of Futurebiotics, Inc. (post-reverse split) and continues to own 8,335,000 shares of preferred stock of Futurebiotics, Inc.

Product Liability

     The Company may potentially be exposed to product liability claims by consumers. Such claims arise as the result of, among other things, the misuse of a Company product or the tampering of a product. In an event, such as a successful suit against the Company, insufficiency of insurance coverage or inadequacy of indemnification, the results could have a material adverse effect on the Company.

Competition

     The industry in which the Company is engaged is characterized by intense competition. The Company competes against established pharmaceutical and consumer product companies that currently market products which have identical active ingredients or are equivalent or functionally similar to or in competition with those the Company markets. Moreover, many of the Company's competitors and their products have national and regional name brand recognition. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with the Company's products. Examples of the many products which have achieved significant brand name recognition which are competitive with the Company's products include Tylenol(R), Advil(R) , Nuprin(R), Benadryl(R), Actifed(R), Sudafed(R), No-Doz(R), Vivarin(R), and Dexatrim(R). The Company believes it competes effectively against its competitors on the basis of price and service.

Trademarks

     The Company owns numerous trademarks that have been registered with the United States Patent and Trademark Office ("PTO"). To the Company's knowledge, the Company has the common law right to use such service marks on its products and in the marketing of its services. The Company has retained trademark counsel and presently intends to make appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights. The Company views its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products.

Government Regulation

     The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities may also be regulated by various agencies of the states and localities in which the Company's products are sold and the Department of Health for the State of New York monitors the facility used by the Company, checks for cleanliness, audits the record keeping and observes the control and labeling. It is this latter agency that issues the Company the license which allows the Company to carry out its operations.

     Nutritional Supplements

     The FDA, in particular, regulates the manufacturing, advertising, labeling and sales of those vitamin and mineral supplements which the FDA determines are unapproved drugs or food additives rather than food supplements.

     Partially in response to the enactment of the Nutrition Labeling and Education Act of 1990 (the "NLBA"), the FDA, in November 1991, issued proposed regulations designed to amend its food labeling regulations, establish specific regulations for the nutrition labeling of vitamins and mineral supplements, establish up-to-date reference standards for nutrients and food components and establish procedures of FDA approval of health claim messages. The legislation required that final regulations be published by November 8, 1992. The proposed regulations met with substantial opposition from a number of sources, including the dietary supplement industry. Principally through the efforts of that industry, the Dietary Supplement Act was passed in October 1992 which prohibited the issuance of final regulations, as they applied to nutrition supplements, until December 15, 1993 and, further, required that certain studies be conducted in the interim concerning the manner in which supplements are regulated in this country and in foreign countries.

     The FDA issued on June 18, 1993 proposed regulations and adopted on December 30, 1993 final regulations concerning the nutrition labeling of and use of health claims on dietary supplements. The regulations require, effective July 1, 1995, nutrition labeling on all dietary supplements and, effective July 5, 1994, prohibit the use of any health claim on a dietary supplement unless the supplement is consumed as a food, its components have been demonstrated to be safe, and the health claim is supported by significant scientific agreement and approved by the FDA. Presently, the FDA has approved only the use of health claims for calcium in connection with osteoporosis, dietary fat in connection with cancer and folic acid in connection with certain birth defects. Accordingly, most dietary supplements will be precluded from bearing most health claims. The Company cannot determine at this time the effect of the new regulations on its future operations although it believes they will not have a material adverse effect.

     On June 18, 1993, the FDA published an Advance Notice of Proposed Rulemaking ("ANPR") soliciting comments on the concept of the overall regulatory strategy to assure the safety of vitamins, minerals, herbs, amino acids and other supplements. This follows a study by an internal FDA committee of the current regulatory framework for dietary supplements and an FDA commissioned study by the Federation of American Societies for Experimental Biology ("FASEB") on the safety of amino acids. Although the internal FDA report has not yet been issued, agency representatives have indicated that it will include a recommendation that certain manufactured amino acids be available by prescription only. The FASEB report, published in

September 1992, concluded that there was insufficient research and information on amino acids to allow them to assert that single or incomplete mixtures of amino acids were safe and, therefore, recommended that further research be conducted. The internal FDA report, issued in conjunction with the publication of the ANPR, contains recommendations concerning the possible regulation of dietary supplements by category including the regulation of single and incomplete mixtures of amino acids either as drugs, "food additives" or "generally recognized as safe" substances with potencies low enough to ensure safety. The ANPR has requested input and comments from interested parties. Sales by the Company of such products did not constitute more than 5% of the Company's sales during 1994. Whether regulations will or will not be recommended and adopted and, if adopted, on what dietary supplements, is presently unclear. Implementation of ANPRs normally involves longer time periods than those cited above in connection with the proposed NLEA regulations. The legislation sponsored by the dietary supplement industry would impact the FDA's ability to issue and implement any such regulations.

     The Company cannot determine what effect the proposed rule making referred to above, or other governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, or impose additional record keeping, expanded or different labeling, and scientific substantiation. Any or all of such requirements could adversely affect the Company's operations and its financial conditions.

     Over-the-Counter Pharmaceuticals

     On December 17, 1993, Congress enacted the Domestic Chemical Diversion Control Act ("DCDCA"). The DCDCA, which became effective April 16, 1994, amended a provision of the Chemical Diversion and Trafficking Act of 1988, which permitted drugs that were marketed or distributed lawfully in the United States in accordance with the Federal Food, Drug, and Cosmetic Act ("FDCA") and which contained a list chemical to be sold without the record keeping or reporting otherwise required for transactions involving list chemicals in amounts over specified quantitative thresholds.

     In terms of list chemicals contained in drugs marketed or distributed lawfully in accordance with the FDCA, the DCDCA removed all the exemptions for drug products which contain ephedrine as the only active medicinal ingredient, or with only therapeutically insignificant quantities of another active medicinal ingredient ("single-entity ephedrine"). The DCDCA also allows the Attorney General to remove exemptions for other list chemicals contained in drugs marketed or distributed lawfully in accordance with the FDCA, upon a showing that such products are being diverted.

     On March 17, 1994, the Drug Enforcement Administration ("DEA") issued a proposal to eliminate the threshold for bulk ephedrine and single-entity ephedrine drug products, thereby requiring reporting and record keeping for all transactions involving single-entity ephedrine products in any amount. This regulation became effective in final form on November 10, 1994.

     The Company has complied with the record keeping and reporting requirements in the above mentioned regulations.

     On October 12, 1995, the DEA issued final regulations requiring all companies engaged in transactions involving single-entity ephedrine drug products to file an application for registration with the DEA on or before November 13, 1995. Any Company which did not file for registration with the DEA on or before the deadline can no longer import, export, manufacture, or distribute single-entity ephedrine products. Companies which timely filed an application may continue in transactions unless the DEA ultimately denies the application, at which time the applicant would have the opportunity for a hearing on the issue.

     Although the Company filed a timely application for registration with the DEA for the manufacture and distribution of single-entity ephedrine, the Company may not sell to customers who have not complied with the requirement to file. As a result of the above, the Company has realized a significant decline in its single-entity ephedrine customer base and has recognized an inventory write off of approximately $2,374,000 on single-entity ephedrine products for the year ending November 30, 1995.

     The Company believes that it is in compliance with all environmental regulations affecting the Company.

Employees

     As of February 18, 1997, the Company employed 157 full-time persons, including 16 persons in sales, marketing and related activities, 123 persons in manufacturing and production and 18 persons in general administration and finance. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Item 2. PROPERTIES.

     The Company leases a 44,000 square foot facility in Hauppauge, New York. This facility serves as the Company's corporate headquarters and manufacturing/production center. The annual rent is $242,000 and increases up to $286,000 in the final year. The current lease has four years remaining.


     In 1995, the Company leased a second property in Hauppauge, New York. This 30,000 square foot property serves as the Company's distribution center. This lease is for a term of five years with an annual rental of $172,500.

     The Company also leases additional space in Hauppauge, New York on a month-to-month basis which is being utilized for storage.

Item 3. LEGAL PROCEEDINGS.

     Except as set forth below, management is not aware of any material legal proceeds pending against the Company.

     On February 4, 1994 the Company was named as a defendant in a litigation entitled Hillary L. Dufficy v. PDK Labs Inc in the Superior Court of the State of Connecticut, alleging a product liability claim pursuant to Section 52-572m of the Connecticut General Statutes. The action seeks unspecified monetary damages. The Company intends to vigorously defend the lawsuit and has referred the action to its product liability insurer. See "Business - Product Liability."

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

     In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and claims. The executive's counterclaims, assert in pertinent part, that the company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. PDK and the directors deny that they engaged in any improper conduct which would support the executive's counterclaims. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on May 8, 1990 in the form of Units each consisting of one (1) share of Common Stock and one (1) Old Warrant. Effective July 12, 1990 the Common Stock and Old Warrant component parts of the Units were separated and began trading under the symbols PDKL and PDKLW. The Common Stock is regularly quoted and traded on the NASDAQ system. Since November 8, 1995, the Old Warrants are not quoted or traded on the NASDAQ system.

     On April 14, 1992 the Company Units each consisting of one (1) share of Preferred Stock, one (1) Class B warrant and one (1) Class C Warrant commenced trading on the NASDAQ System as Units and separately under the symbols PDKLP, PDKLZ and PDKLM.

     The Company invested $335,575 in its own stock in fiscal 1996, repurchasing 73,500 shares at an average price of $4.57. In addition, the Company repurchased 47,000 shares at an average price of $6.05 between December 1, 1996 and February 21, 1997. As of February 21, 1997, the Company had authorization to repurchase an additional $380,000 worth of its own stock.

     The following table indicates the high and low bid prices for the Company's Common Stock, Preferred Stock, Old Warrants, Class B Warrants and Class C Warrants for the period up to November 30, 1996 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. All of the prices have been adjusted to reflect the Company's 1 for 10 reverse stock split which became effective in the Third Quarter of 1995.

Common Stock
------------
                  1994 Calendar Year
                  ------------------

                  First Quarter                       11 1/4     9 1/16

                  Second Quarter                      16 1/4     10

                  Third Quarter                       18 3/4     10

                  Fourth Quarter                      13 3/4     9 3/8

                  1995 Calendar Year

                  ------------------

                  First Quarter                        7 1/2    5

                  Second Quarter                       6 9/16   3 3/4

                  Third Quarter                        6 9/16   3 3/4

                  Fourth Quarter                       5 1/8    2 3/8

                  1996 Calendar Year
                  ------------------

                  First Quarter                        4 3/4    3 1/2

                  Second Quarter                       3 7/8    3 1/8

                  Third Quarter                        4 7/8    3 1/4

                  Fourth Quarter                       6 3/8    3 7/8

Preferred Stock
---------------

                  1994 Calendar Year
                  ------------------

                  First Quarter                        3 1/2    2 7/8

                  Second Quarter                       4 3/4    3 1/4

                  Third Quarter                        5 3/8    3 1/2

                  Fourth Quarter                       4        3 1/8

                  1995 Calendar Year
                  ------------------

                  First Quarter                        3 1/4    3 1/8

                  Second Quarter                       3 3/4    3 1/8

                  Third Quarter                        4        3 1/4

                  Fourth Quarter                       4 3/4    3 1/4

                  1996 Calendar Year
                  ------------------

                  First Quarter                        4 1/2    3 3/4

                  Second Quarter                       5 3/8    4

                  Third Quarter                        5        4

                  Fourth Quarter                       5 3/4    4 1/2

         Old Warrants
         ------------

                                                       Quoted Bid Price
                                                       ----------------
                                                       High     Low
                                                       ----     ---

                  1994 Calendar Year
                  ------------------

                  First Quarter                        1/8      1/8

                  Second Quarter                       1/8      1/8

                  Third Quarter                        1/8      1/8

                  Fourth Quarter                       1/8      1/8

                  1995 Calendar Year
                  ------------------

                  First Quarter                        1/18     1/8

                  Second Quarter                       1/8      1/32

                  Third Quarter                        DID NOT TRADE

                  Fourth Quarter                       DID NOT TRADE

         Class B Warrants
         ----------------

                  1994 Calendar Year
                  ------------------

                  First Quarter                        15/32    5/6

                  Second Quarter                       N/A      N/A

                  Third Quarter                        3/16     5/32

                  Fourth Quarter                       3/16     1/8


                  1995 Calendar Year
                  ------------------

                  First Quarter                        3/32     1/16

                  April                                1/16     1/32

                  Third Quarter                        DID NOT TRADE

                  Fourth Quarter                       DID NOT TRADE


                  1996 Calendar Year
                  ------------------

                  First Quarter                        DID NOT TRADE

                  Second Quarter                       DID NOT TRADE

                  Third Quarter                        DID NOT TRADE

                  Fourth Quarter                       DID NOT TRADE

         Class C Warrants
         ----------------

                  1994 Calendar Year
                  ------------------

                  First Quarter                        1/4      3/16

                  Second Quarter                       1/4      1/8

                  Third Quarter                        3/32     1/16

                  Fourth Quarter                       DID NOT TRADE


                  1995 Calendar Year
                  ------------------

                  First Quarter                        1/16     1/16

                  Second Quarter                       1/16     1/32

                  Third Quarter                        3/32     1/32

                  Fourth Quarter                       1/32     1/32


                  1996 Calendar Year
                  ------------------

                  First Quarter                        DID NOT TRADE

                  Second Quarter                       DID NOT TRADE

                  Third Quarter                        DID NOT TRADE

                  Fourth Quarter                       DID NOT TRADE

     On February 21, 1997, the closing price of the Common Stock as reported on the NASDAQ System was $6.625. On February 21, 1997, the closing price of the Preferred Stock reported on the NASDAQ System was $5.75. On February 21, 1997, there were 807 holders of record of Common Stock.

     On April 22, 1996, the Company paid $.25 per share of Preferred Stock dividend to holders of record on April 16, 1996 payable in cash. On October 15, 1996, the Company paid $.24 per share of Preferred Stock dividend to holders of record on October 11, 1996 payable in cash.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1996 compared to Fiscal Year 1995

     Net sales for fiscal year ended 1996 were approximately $46,563,000 as compared to net sales in 1995 of $31,904,000. This represents a 46% increase over sales in 1995. The increase is principally attributable to increased volume in private label sales resulting from an exclusive supply and licensing agreement with a major customer, continued expansion of advertising and marketing efforts of the Futurebiotics product line, and the introduction of new products.

     Gross profits amounted to $19,275,000 or 41% of sales in 1996 as compared with $14,796,000 or 46% of sales in 1995. The decrease in the gross margin is principally attributable to an increase in wholesale private label sales which yield lower gross profit margins as well as competitive pricing.

     Selling, general and administrative expenses were $16,918,000 in 1996 and $13,115,000 in 1995. As a percentage of sales, selling, general and administrative expenses were 36% in 1996 and 41% in 1995. The overall decrease as a percentage of sales is primarily attributable to the

Company having entered into an Exclusive Supply and License Agreement with a major non-affiliated customer in October 1995. Under this agreement, the Company supplies the customer with all of its requirements for vitamins, non-prescription pharmaceutical products and health and fitness products manufactured in tablet, capsule, caplet, liquid or equivalent form commencing on the date of the agreement. The term of the agreement is for five years, renewable for successive one year periods thereafter. Sales to this customer accounted for 55% of total revenue for the fiscal year ended November 30, 1996. As a result of this agreement, the Company manufactures and sells products under this contract with minimal sales and marketing expenses.

     On May 14, 1996, the Company entered into a supply agreement with Superior Supplements, Inc. ("Superior"), pursuant to which Superior agreed to supply PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form for a three (3) year period, renewable for successive one (1) year periods thereafter. PDK has agreed to pay a purchase price of 115% of Superior's actual material expenses incurred in the manufacture of certain of the products. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement and to pay liquidated damages of $100,000 to the Company in the event PDK does not meet the minimum purchase requirement. As of November 30, 1996, PDK purchased approximately $1,796,000 of product from Superior under this supply agreement.

     Interest expenses, net of interest income, was $490,000 in 1996, as compared to $27,000 in 1995. The increase in interest expense in 1996 is a result of greater borrowings to finance the purchase of additional machinery and equipment, make necessary plant modifications, and meet working capital needs.

     The provision for income taxes reflects an effective tax rate of 41% in 1996 and 83% in 1995. The rate for 1996 was lower as a result of the Company recognizing a tax benefit on its proportionate share of Futurebiotics' loss and the effect of certain permanent differences.

     Management believes that inflation did not have a material effect on operations or the financial condition in 1996 and 1995. Management also believes that its business is not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

Fiscal Year 1995 compared to Fiscal Year 1994

     Net sales for fiscal year ended 1995 were approximately $31,904,000 as compared to net sales in 1994 of $21,152,000. This represents a 51% increase over sales for 1994. The increase is principally attributable to increased sales volume resulting from continued expansion of advertising and marketing efforts, increased wholesale sales, and the introduction of new products.

     Gross profits amounted to approximately $14,796,000 in 1995 compared with $9,802,000 in 1994. Gross profit as a percentage of sales was 46% in 1995 and 1994.

     In December 1994, the Company entered into an "Amended Sales and Management Agreement" with its subsidiary Futurebiotics, Inc. The Company manufactured Futurebiotics entire product line at a price equal to PDK's cost and provided certain administrative services on behalf of Futurebiotics.

     Selling, general and administrative expenses were $13,115,000 in 1995 and $8,366,000 in 1994. As a percentage of sales, selling, general and administrative expenses were 41% in 1995 and 40% in 1994. The increase is attributable to expanded advertising and promotion of the Futurebiotics product line, including increased cooperative advertising with large distributors and greater attendance at trade shows.

     In October 1995, the Company entered into an agreement to transfer certain assets, liabilities, and the on-going business of its Energex/Compare division product lines to Compare Generiks, Inc. ("CGI"). The transfer consisted of certain assets and rights relating to the "Energex Plus" and "Compare Generiks" product lines, including customer lists, trade secrets, trademarks and trade names, and the assumption of a $50,000 obligation under a promissory note. Consideration consisted of 500,000 shares of CGI common stock (valued at $1,200,000) and a $500,000 promissory note. CGI also agreed to pay the obligation under royalty and commission agreements relating to the Energex product lines. The Company realized a gain of approximately $1,170,000 on this transaction.

     In addition, CGI entered a five year "Supply Agreement" with the Company under which CGI will purchase all of its products from PDK at a price equal to PDK's material cost plus 100%.

     In July 1995, the Company sold a customer list, trademarks, and inventory related to a mail order vitamin line of products for approximately $50,000. The Company is no longer engaged in the marketing of its vitamin products through mail order. A loss of approximately $612,000 was recognized in connection with this disposal.

     In October 1995 the Company entered into an exclusive supply and licensing agreement with a non-affiliated company. Sales to this customer accounted for 17% of total revenue for the year ended November 30, 1996.

     On October 12, 1995, the Drug Enforcement Administration ("DEA") issued final regulations requiring all companies engaged in transactions involving single-entity ephedrine drug products to file an application for registration with the DEA on or before November 13, 1995. Any company which did not file for registration with the DEA on or before the deadline can no longer import, export, manufacture, or distribute single-entity ephedrine products. Companies which timely filed an application may continue in transactions unless DEA ultimately denies the application, at which time the applicant would have the opportunity for a hearing on the issue.

     Although the Company filed a timely application for registration with the DEA for the manufacture and distribution of single-entity ephedrine, the Company may not sell to customers who have not complied with the requirement to file. As a result of the above, the Company has realized a significant decline in its single-entity ephedrine customer base and has recognized an inventory write off of approximately $2,374,000 on single-entity ephedrine products. Sales of single-entity ephedrine drug products were approximately $1,733,000 or 5% of total sales for fiscal year end 1995 and $5,052,000 or 24% of total sales for fiscal year ended 1994. These sales have been replaced by sales of other approved multiple ingredient over the counter ephedrine drug products.

     Interest expenses, net of interest income, was $27,000 in 1995, as compared to $309,000 in 1994. The decrease in interest expense in 1995 is a result of greater investment balances in 1995.

     The provision for income taxes reflects an effective tax rate of 83% in 1995 and 46% for 1994. The rate for 1995 was higher as a result of the Company recognizing a deferred tax liability on its proportionate share of Futurebiotics' earnings and the effect of certain permanent differences.

     Management believes that inflation did not have material effect on operations or the financial condition in 1995 and 1994. Management also believes that its business is not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

     The Company had working capital of approximately $31,855,000 and $23,084,000 at the end of 1996 and 1995, respectively.

     The Company's statement of cash flows for 1996 reflects cash used in operating activities of approximately $1,819,000. The use of cash is primarily attributable to an increase in inventory ($10,025,000), accounts receivable ($1,688,000) and prepaid income taxes ($417,000), offset by a decrease in other assets ($1,088,000) and an increase in accounts payable ($3,197,000). The change in inventory, accounts receivable and accounts payable is a result of increased sales and operations as well as anticipated future growth.

     Net cash used in investing activities approximated $839,000 representing the purchase of property, plant and equipment ($2,440,000) and the acquisition of intangible assets ($2,532,000), offset by net proceeds from PDK's sale of 500,000 shares of Compare Generiks, Inc. common stock ($1,775,000) and the sale and maturity of government securities ($2,358,000).

     The statement also reflects net cash provided by financing activities of approximately $4,615,000, representing bank borrowings net of repayments ($5,313,000), offset by payment of cash dividends ($362,000) and the purchase of treasury stock ($336,000).

     The Company invested $335,575 in its own stock in fiscal 1996, repurchasing 73,500 shares at an average price of $4.57. In addition, the Company repurchased 47,000 shares at an average price of $6.05 between December 1, 1996 and February 21, 1997. As of February 21, 1997, the Company had authorization to repurchase an additional $380,000 worth of its own stock.

     On March 28, 1996, the Company entered into a second term loan with its bank. The term loan aggregating $1,500,000, is payable in 19 quarterly principal installments of $75,000, plus interest at prime. Payments commenced on the last business day of May 1996 and continue through February 2001 when the remaining prinicpal amount is due. The proceeds of the loan were used to finance the purchase of additional machinery and equipment.

     On September 15, 1996,the Company entered into a Revolving Credit Agreement with its bank. The agreement provides for aggregate borrowings of up to $15,000,000 with a sub-limit of $11,000,000 for the Company and $4,000,000 for its subsidiary and expires September 1999. This agreement replaces the existing revolving credit facility. Borrowings under this agreement bear interest at the prime rate or 2% above the Eurodollar rate (at the Company's option) and are collateralized by all of the Company's assets. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line.

    The revolving line of credit and term loan agreements as amended, contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends and restrictions on borrowings.

     On November 22, 1996, the Company entered into a term loan with its bank. The term loan, aggregating $348,000, is payable in 60 monthly principal installments of $5,800 plus interest at prime. Payments commenced January 1, 1997 and continue through December 2001 when the remaining principal amount is due. The proceeds of the loan were used to finance machinery and equipment purchases.

     The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The following persons are the current executive officers and directors.

Name                            Age               Position
----                            ---               --------

Michael B. Krasnoff             42                Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer and Secretary

Stanley Krasnoff (1)            69                Director

Ira Helman                      65                Director

Hartley T. Bernstein            45                Director, Assistant Secretary

Robin Marks-Kaufman             43                Director

----------
(1) Stanley Krasnoff is the father of Michael Krasnoff.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

     Outside directors shall receive $10,000 per year as compensation for their services. Directors who are also officers of the Company do not receive any compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for any expenses incurred in attending Director's meetings.

Background of Executive Officers and Directors

     Michael B. Krasnoff has been the President, Chief Executive Officer and Chief Financial Officer of the Company since July 31, 1991. Mr. Krasnoff had been Executive Vice President of the Company since July 1989, and has been a director since August 1, 1989. Mr. Krasnoff has been the Secretary of the Company since April 1, 1990. Prior to joining the Company in 1988,

Mr. Krasnoff was an independent financial and marketing consultant to the Company. From September 1982 to September 1988, Mr. Krasnoff was President and Chairman of the Board of M-D Natural Vitamins, Inc., a company which was engaged in the mail order and retail distribution of natural vitamins and food supplements. Mr. Krasnoff received a B.A. degree from State University of New York at Buffalo and an M.B.A. degree in Accounting and Finance from New York University Graduate School of Business Administration. Mr. Krasnoff will continue to devote substantially all of his business time to the Company.

     Stanley Krasnoff has served as a director of the Company since January 1991. He was a founder and Executive Vice President of Nature's Bounty, Inc. from 1961 through 1982. Since 1982, Mr. Krasnoff has been a private investor. Mr. Krasnoff is a graduate of the New York University School of Business Administration. Mr. Krasnoff is the father of Michael Krasnoff, who is a director of the Company and President, Chief Executive Officer and Secretary of PDK.

     Ira Helman has served as a director of the Company since August 1989. For the past 22 years, Mr. Helman has been an independent investor and financial consultant as well as a breeder and owner of harness horses. Mr. Helman currently serves as a financial consultant to National Raceline, Inc., a corporation which provides race results information. From 1967 to 1970 Mr. Helman was President and Chief Executive Officer of Cryplex Industries, Inc., a publicly traded company which manufactured electronic components. Mr. Helman was from 1957 to 1967 engaged in the practice of law in New York City specializing in real estate and professional sports related matters. Mr. Helman received his B.A. degree from Princeton University and his law degree from Brooklyn Law School.

     Hartley T. Bernstein has been a Director since September 1991 and is a member of the law firm of Bernstein & Wasserman specializing in corporate and securities law. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979-1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also serves as a director of Futurebiotics, Inc. and Bev-Tyme, Inc. (formerly New Day Beverage, Inc.). Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in corporate negotiations and has served previously on the adjunct faculties of New York Law School and Mercy College. He is also an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Business Radio Network and Money Radio. Mr. Bernstein graduated from Columbia University with a B.A. and received his J.D. from New York University School of Law.

     Ms. Marks-Kaufman is an assistant professor of psychology at Tufts University. Ms. Marks-Kaufman has a degree in biology from Cornell University and received her Ph.D. in psychology from Tufts University. She is on the faculty at the Institute of Human Nutrition at

Columbia University where she conducted research on diet and metabolism, diet selection, and drug addition. She has published numerous scientific articles, and is co-editor of The Columbia University Encyclopedia of Nutrition.

Item 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                              --------------------------------
                                                Annual Compensation             Awards            Payouts
                                      -------------------------------------   ------------    ----------------
            (a)                (b)       (c)        (d)          (e)             (f)            (g)       (h)          (i)
                                                                              Restricted                          All
                                                            Other             Stock                     LTIP      Other
                                                            Annual            Awards          Options/  Payouts   Compensation
Name and Principal Position   Year    Salary($)   Bonus($)  Compensation($)   ($)             SARs(#)   ($)       ($)
----------------------------  ----    ---------   -------   ----------------  -------------   --------  -------   --------
Michael Krasnoff, CEO         1996    $400,000    $250,000    $200,000(1)     $   -0-          -0-      $  -0-     $  -0-
                              1995    $400,000    $250,000    $125,000(1)     $650,000(2)      -0-      $  -0-     $  -0-
                              1994    $300,000    $200,000    $445,000(1)     $   -0-          -0-      $  -0-     $  -0-

Reginald Spinello, V.P. of
Operations                    1996    $200,000(3) $150,000    $  -0-          $   -0-          -0-      $  -0-     $  -0-
                              1995    $200,000(3) $125,000    $75,000(1)      $325,000(5)      -0-      $  -0-     $  -0-
                              1994    $150,000(4) $ 75,000       -0-          $   -0-          -0-      $  -0-     $  -0-

----------
(1) Represents reimbursements to pay taxes resulting from stock grants.
(2) Represents issuance of 400,000 shares in accordance with October 1995 employment agreement. Shares were valued at $1.625 per share.
(3) Represents salary of $150,000 paid by the Company and $50,000 paid by its subsidiary.
(4) Represents salary of $100,000 paid by the Company and $50,000 paid by its subsidiary.
(5) Represents issuance of 200,000 shares in accordance with October 1995 employment agreement. Shares were valued at $1.625 per share.

Employment Agreements


     On October 6, 1995, the Company entered into an amended employment agreement with Michael Krasnoff, the Company's Chief Executive Officer, in recognition of Mr. Krasnoff's leadership and services which have constituted a major factor in the growth and development of the Company (the "Krasnoff Agreement"). The Krasnoff Agreement provides for Mr. Krasnoff's employment by the Company through December 31, 2005 at a minimum salary of $400,000 per year with cost of living increases. The Krasnoff Agreement also provides for a discretionary bonus as the Board of Directors may determine from time to time and the issuance of 400,000 shares of the Company's Common Stock. The Krasnoff Agreement also provides for the issuance to Mr. Krasnoff of options to purchase 250,000 shares of Common Stock at $2.63 per share. As of November 30, 1996, Mr. Krasnoff owed the Company the sum of $627,000.00 pursuant to the loan provisions of his employment agreement. The loan bears interest at the prime rate plus 1/2 of 1% per annum. In the event any sums are outstanding upon termination or expiration of the employment agreement, such sums shall be automatically converted to a five (5) year loan which shall be fully amortized over sixty (60) months.

     On October 6, 1995, the Company entered into an amended employment agreement with Reginald Spinello, the Company's Executive Vice President, which provides for a minimum salary of $200,000 per year and the issuance of 200,000 shares of Common Stock (the "Spinello Agreement"). The agreement terminates in October 2002. The Spinello Agreement may be terminated by the Company, at its sole discretion, on ninety days notice at any time after October 5, 1996.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of February 21, 1997 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                     AMOUNT AND
                                     NATURE OF
NAME AND ADDRESS                     BENEFICIAL             APPROXIMATE
OF BENEFICIAL OWNER                  OWNERSHIP              PERCENT OF CLASS (3)
-------------------                  ---------              --------------------

Perry D. Krape                          205,488                       6.8%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Michael B. Krasnoff                     950,000 (1)                  31.2
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Ira Helman                                 -0-                        -0-

c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Hartley T. Bernstein, Esq.              100,000 (2)                   3.3
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Stanley  K. Krasnoff                       -0-                        -0-
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Robin Marks-Kaufman                        -0-                        -0-
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello                       200,000                       6.6
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY 11788

Dune Holdings, Inc.                     200,000                       6.6
132 Dune Road
Westhampton Beach, NY 11978

All officers and directors as a
 group (5 persons)                    1,050,000 (3)                  34.5%

(1) Includes (i) 400,000 shares of common stock issued in accordance with the October 1995 Employment Agreement,(ii) 200,000 shares of common stock owned by Reginald Spinello, (iii) 200,000 shares of common stock owned by Dune Holdings, Inc., (iv) 50,000 shares of common stock owned by Karine Hollander and (v) 100,000 shares of Common Stock owned by Michael Lulkin. All of the Spinello, Dune, Hollander and Lulkin shares of common stock are subject to a ten (10) year voting trust held by the Company's Chief Executive Officer, Mr. Krasnoff.

(2) Includes 100,000 shares of common stock owned by Bernstein & Wasserman, LLP, a law firm which Mr. Bernstein is a partner.

(3) Includes shares beneficially owned by Michael Krasnoff, Ira Helman, Stanley Krasnoff, Reginald Spinello, Hartley Bernstein, and Robin Marks-Kaufman. Neither Hollander, Dune or Lulkin are officers or directors of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of November 30, 1996, Mr. Krape owed the Company the sum of $61,000 pursuant to a promissory note dated as of May 1, 1994 (the "Krape Note"). The Krape Note bears interest at 9.0% per annum.

     As of November 30, 1996, Mr. Krasnoff owed the Company the sum of $627,000, pursuant to the loan provisions in his Employment Agreement. The Loan bears interest at the prime rate plus 1/2 of 1% per annum. In the event any sums are outstanding upon termination or expiration of the employment agreement, such sums shall be automatically converted to a five (5) year loan which shall be fully amortized over sixty (60) months.

     In October 1995, the Company entered into a two (2) year consulting agreement with Bernstein & Wasserman for legal services. As consideration for the agreement, the Company paid BW 100,000 shares of its restricted common stock.

     In January 1995, the Company sold 3,000,000 common shares (pre-reverse stock split) of Futurebiotics to a non-affiliated third party for gross proceeds of $2,250,000. After the sale, the Company owns 7,000,000 shares (pre-reverse stock split) of Common Stock of Futurebiotics, Inc. representing 51.9% of the outstanding shares of Futurebiotics. The Company owns 8,335,000 shares of Preferred Stock of Futurebiotics representing 100% of the outstanding Preferred Stock. Each share of Preferred Stock has one vote.

     On November 7, 1995, the Company completed a binding Exclusive Supply and Licensing Agreement with Body Dynamics, Inc. ("BDI") pursuant to which the Company agreed to supply BDI with all of its requirements for vitamins, non-prescription pharmaceutical products and health and fitness products manufactured in tablet, capsule, caplet, liquid or equivalent form commencing on the date of the agreement. The term of the agreement is for five (5) years, renewable for successive one (1) year periods thereafter. In addition, the Company granted BDI an exclusive license to use the trademarks "Max Alert" and "Heads Up", and its trademarks for its ginseng products, and the exclusive right to distribute products bearing such names, using the components listed in the agreement.

     On July 24, 1995, the Company sold a customer list, trademarks, and inventory related to a mail order vitamin line of products for approximately $50,000. The Company recognized a loss of approximately $612,000 in connection with this disposition.

     In October 1995, the Company signed a consulting agreement with Dune Holdings, Inc. in consideration for the issuance of 200,000 shares of Common Stock.

Miscellaneous

     For the year ended November 30, 1996, legal fees of approximately $129,000 were incurred for services from the law firm of Bernstein and Wasserman, LLP.

For the year ended November 30, 1995, legal fees of approximately $178,000 were incurred for services from the same firm. The Company also issued 300,000 shares of its Common Stock (pre-reverse stock split) to the law firm in January 1994, and 100,000 shares of its Common Stock in October 1995, in consideration for legal services. Hartley
T. Bernstein, a partner in the firm, is a Director of the Company hereunder.

     In October 1995, the Company entered into a five (5) year employment agreement with Mr. Lulkin which provides for Mr. Lulkin to act as Vice President-Legal. The agreement provides for Mr. Lulkin to be paid a minimum salary of $100,000 per annum and for Mr. Lulkin to receive 100,000 shares of the Company's Common Stock.

General

     The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 8:

Index to Financial Statements and Schedules                           F-1

Report of Independent Certified Public Accountants                    F-2

Balance sheets as of November 30, 1996                                F-3

Statements of operations for the years ended
  November 30, 1996 and 1995                                          F-4

Statements of stockholders' equity for the years
  ended November 30, 1996 and 1995                                    F-5

Statements of cash flows for the years ended
  November 30, 1996 and 1995                                          F-6

Notes to financial statements                                         F-7 - F-16

(a)(3) Exhibits.

   *3.1     Restated Certificate of Incorporation

   *3.2     Amended and Restated By-Laws of Registrant

   *4.1     Warrant Agreement

 **10.1     Stock Option Plan and form of Stock Option Agreement

 **10.2     Employment Agreement with Perry D. Krape dated August 1, 1989

 **10.3     Employment Agreement with Michael B. Krasnoff dated August 1, 1989

 **10.4 Term Loan Agreement between Manufacturers Hanover Trust Company ("Bank") and the Company

 **10.5     Mortgage between the Bank and the Company

 **10.6 Securities Agreement and promissory notes between the Bank, Registrant and Perry Krape in connection with a $500,000 loan from Bank


 **10.7     Consulting Agreement between the Company and LIDCO

 **10.14    Promissory Note between Perry Krape and the Company.

 **10.15    Letter Agreements between the Company and Perry Krape.

 **10.16    Profit Sharing Plan

 **10.19 Form of Financial Consulting Agreement between Hibbard Brown & Co., Inc. and the Company

  +10.21 Unsigned purchase agreement dated of November 8, 1990 by and among the Company, Sturdee Health Products, Inc. and Sturdee Company, with all exhibits thereto

  +10.22 Unsigned purchase agreement dated as of November 8, 1990 by and between the Company, and Bi Organic Brands, Inc., with all exhibits thereto

  +10.23 Agreement dated as of November 5, 1990 by and among the Company, and Sturdee Health Products, Inc. and Sturdee Company, Bi Organic Brands, Inc.

  *10.24 Conformed, execution copy of Asset Purchase Agreement dated as of October 1, 1990 by and among Reach Pharmaceuticals, the Company and Robert A. Hardin.

  *10.25 Conformed, execution copy of Employment Agreement dated as of October 1, 1990 by and between the Company and Robert A. Hardin

  *10.26 Conformed, execution copy of Voting Trust Agreement dated as of October 1, 1990 by and among Robert A. Hardin, the Company and Perry
            D. Krape.

  *10.27 Conformed, execution copy of Escrow Agreement dated as of October 1, 1990 by and among Robert A. Hardin, the Company and Grant, Konvalinka & Grubbs.

 ++10.28 Asset Purchase Agreement among the Company, Silver Streak Vitamin List Company, Inc. and Arthur Fishbein dated February 25, 1991.

 ++10.29 Consulting Agreement between the Company and KAM Group, Inc. dated February 15, 1991.

 ++10.30 Amendment Agreement dated February 7, 1991 to employment agreement between Michael B. Krasnoff and the Company.

+++10.31    Michael Krasnoff's Employment Agreement dated as of December 1,

            1991.

+++10.32 Perry Krape's Amendment to Employment Agreement dated as of July 31, 1991.

***10.33 Amendment dated as of March 6, 1992 to Consulting Agreement between Reginald Spinello and the Company

***10.34 Amendment date March 11, 1992 to Consulting Agreement between KAM Group, Inc. and the Company

***10.35 Asset Purchase Agreement dated as of March 12, 1992 between Gannon Lists, Inc. and the Company.

  *10.36 Revolving Credit Agreement by and between PDK Labs, Inc. and Manufacturers Hanover Trust Company dated as of February 25, 1992.

 #10.37 Term Loan Agreement by and between PDK Labs Inc. and Manufacturers Hanover Trust Company dated as of November 30, 1992.

 #10.38 Promissory Notes and Security Agreement by and between PDK Labs Inc. and Coast to Coast Generics, Inc. dated November 30, 1992.

##10.39 Asset Purchase Agreement by and among Futurebiotics, the Company and Donald Zinman dated December 16, 1992.

##10.40 Consulting Agreement by and between Donald Zinman and the Company dated December 16, 1992.

##10.41 Non-Competition Agreement by and between the Company and Donald Zinman dated December 16, 1992.

##10.42 Amendment to Consulting Agreement dated December 16, 1992 by and between Donald Zinman and the Company dated January 12, 1994.

##10.43 Voting Trust Agreement by and among Donald Zinman, Michael Krasnoff and the Company dated as of January 12, 1994.

##10.44 Stock Option Agreement by and between Donald Zinman and the Company dated January 12, 1994.

##10.45     Promissory note from Donald Zinman to the Company dated January 1,
            1994.

##10.46     Employment Agreement with Michael Krasnoff dated as of October 18,
            1993.

##10.47     Employment Agreement with Reginald Spinello dated as of October 18,
            1993.


##10.48 Amendment of Consulting Agreement by and between K.A.M. Group, Inc. and the Company dated January 19, 1994.

###10.49 Sales and Management Agreement by and between the Company and Futurebiotics dated April 14, 1994.

###10.50 Amendment of Sales and Management Agreement by and between the Company and Futurebiotics dated December 8, 1994.

###10.51 Consulting Agreement by and between the Company and Carico, Inc. dated April 4, 1994.

####10.52   Supply and Licensing Agreement with Body Dynamics, Inc. dated
            October 16, 1995.

####10.53   Asset Purchase Agreement with Compare Generiks, Inc. dated October
            31, 1995.

####10.54   Supply Agreement with Compare Generiks, Inc. dated October 31, 1995.

10.55 Third Amendment to Revolving Credit Agreement by and between PDK Labs Inc. and Chemical Bank dated as of July 6, 1995.

10.56 Term Loan Agreement by and between PDK Labs Inc. and Chemical Bank dated as of March 28, 1996.

10.57       Supply Agreement with Superior Supplements, Inc. dated May 14,
            1996.

10.58 Revolving Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc. and The Chase Manhattan Bank dated September 25, 1996.

10.59 First Amendment and Waiver to Revolving Credit Agreement between PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase Manhattan Bank dated February 26, 1997.

----------
* Incorporated by Reference to the Company's Registration Statement on Form S-1, No. 33-46454

** Incorporated by Reference to the Company's Registration Statement on Form S-18, No. 22-31006 NY.

+ Incorporated by Reference to the Company's Report on Form 8-K dated November 14, 1990.

++ Incorporated by Reference to the Company's Registration Statement on Form S-1, No. 33-39250

+++   Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1991

# Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1992.

## Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1993.

### Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

#### Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1995.

(B) Reports on Form 8-K.

     None.

                             FINANCIAL STATEMENTS



Index to Financial Statements and Schedules                           F-1

Report of Independent Certified Public Accountants                    F-2

Balance sheets as of November 30, 1996                                F-3

Statements of operations for the years ended
  November 30, 1996 and 1995                                          F-4

Statements of stockholders' equity for the years
  ended November 30, 1996 and 1995                                    F-5

Statements of cash flows for the years ended
  November 30, 1996 and 1995                                          F-6

Notes to financial statements                                         F-7 - F-16

                          Independent Auditors' Report

Board of Directors and Stockholders
PDK Labs Inc. and Subsidiary
Hauppauge, New York

We have audited the consolidated balance sheet of PDK Labs Inc. and Subsidiary as of November 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDK Labs Inc. and Subsidiary as of November 30, 1996 and the results of its operations and its cash flows for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 7, 1997

                          PDK LABS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 1996

         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $    2,885,517
   Investment in marketable securities, at fair value                                                  3,463,596
   Accounts receivable - less allowance for doubtful accounts of $42,000                               8,015,159
   Inventories (Note 4)                                                                               23,272,516
   Prepaid income taxes (Note 10)                                                                        416,685
   Prepaid expenses and other current assets                                                           1,043,313
   Deferred income tax asset (Note 10)                                                                   383,211
                                                                                                  --------------
     Total current assets                                                                             39,479,997

INVESTMENT IN MARKETABLE SECURITIES                                                                    1,650,512
PROPERTY, PLANT AND EQUIPMENT, net (Notes 5 and 8)                                                     5,132,548
INTANGIBLE ASSETS, net (Note 6)                                                                        3,552,696
INVESTMENT IN COMPARE GENERIKS (Note 15)                                                                 500,000
OTHER ASSETS (Note 7)                                                                                  2,938,755
                                                                                                  --------------

                                                                                                  $   53,254,508
                                                                                                  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $    5,750,701
   Dividends payable (Note 9)                                                                             45,223
   Income taxes payable (Note 10)                                                                        500,611
   Current portion of long-term debt (Note 8)                                                          1,328,509
                                                                                                  --------------
     Total current liabilities                                                                         7,625,044

LONG-TERM DEBT (Note 8)                                                                               13,602,768
                                                                                                  --------------
DEFERRED INCOME TAX LIABILITY (Note 10)                                                                1,251,117
                                                                                                  --------------
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                            4,114,371
                                                                                                  --------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:  (Notes 9 and 12)
   Common stock, $.01 par value; authorized 30,000,000 shares;

     3,191,986 issued and outstanding                                                                     31,919
   Preferred stock, $.01 par value; authorized 5,000,000 shares;
     739,555 issued and outstanding                                                                        7,396
   Additional paid-in capital                                                                         27,754,634
   Unearned compensation                                                                              (4,939,907)
   Retained earnings                                                                                   4,442,741
   Treasury stock, at cost; 103,500 shares                                                              (635,575)
                                                                                                  --------------
                                                                                                      26,661,208
                                                                                                  --------------

                                                                                                  $   53,254,508
                                                                                                  ==============

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Years Ended
                                                                                        November 30,
                                                                            ------------------------------------
                                                                                 1996                  1995
                                                                            -------------         --------------
NET SALES (Notes 14 and 15)                                                 $   46,562,870        $   31,903,558
                                                                            --------------        --------------

COSTS AND EXPENSES: (Notes 5, 6, 11, 12 and 13)
   Cost of sales                                                                27,288,130            17,107,396
   Selling, general and administrative                                          16,918,362            13,114,980
                                                                            --------------        --------------
                                                                                44,206,492            30,222,376
                                                                            --------------        --------------

OPERATING INCOME                                                                 2,356,378             1,681,182
                                                                            --------------        --------------

OTHER EXPENSES (INCOME):
   Interest income                                                                (432,300)             (565,544)
   Interest expense                                                                922,464               592,773
   Gain on sale of subsidiary stock (Note 2)                                            -               (219,531)
   Other (Note 15)                                                                (624,954)            1,812,991
                                                                            --------------        --------------
                                                                                  (134,790)            1,620,689
                                                                            --------------        --------------

EARNINGS BEFORE PROVISION FOR INCOME
   TAXES AND MINORITY INTEREST                                                   2,491,168                60,493

PROVISION FOR INCOME TAXES (Note 10)                                             1,018,000                50,000
                                                                            --------------        --------------

EARNINGS BEFORE MINORITY INTEREST                                                1,473,168                10,493

MINORITY INTEREST IN NET (LOSS)
   EARNINGS OF SUBSIDIARY                                                         (139,638)              190,594
                                                                            --------------        --------------

NET EARNINGS (LOSS)                                                         $    1,612,806        $     (180,101)
                                                                            ==============        ==============

EARNINGS (LOSS) PER SHARE (Note 9)                                                 $.40                 $(.24)
                                                                                   ====                 =====


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 9)                                                   3,088,486             2,259,232
                                                                                 =========             =========

                 See notes to consolidated financial statements

                                  PDK LABS INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Common Stock           Preferred Stock
                                                               ---------------------     ------------------      Paid-In
                                                 Total         Shares        Amount      Shares      Amount      Capital
                                               -----------     ---------     -------     -------    -------    -----------
BALANCE AT NOVEMBER 30, 1994                   $22,440,061     2,105,359    $ 21,054     739,555   $  7,396   $ 24,832,500

ISSUANCE OF STOCK FOR SERVICES
   (Notes 9 and 12)                                     -      1,050,000      10,500          -          -       1,695,750

AMORTIZATION OF UNEARNED
   COMPENSATION                                  1,319,335            -           -           -          -              -

UNEARNED MANAGEMENT FEE FROM
   ISSUANCE OF SUBSIDIARY STOCK
   FOR SERVICES (Note 2)                         1,427,500            -           -           -          -       1,427,500

AMORTIZATION OF UNEARNED
   MANAGEMENT FEE                                 (142,750)           -           -           -          -        (142,750)

DIVIDENDS (Note 9)                                (177,513)       36,627         365          -          -         184,506

ISSUANCE OF STOCK BY SUBSIDIARY
   TO MINORITY HOLDERS (Note 2)                   (249,580)           -           -           -          -        (249,580)

NET (LOSS)                                        (180,101)           -           -           -          -          -
                                               -----------     ---------     -------     -------    -------    -----------

BALANCE AT NOVEMBER 30, 1995                    24,436,952     3,191,986      31,919     739,555      7,396     27,747,926

AMORTIZATION OF UNEARNED
   COMPENSATION                                  1,302,699            -           -           -          -              -

ACQUISITION OF TREASURY STOCK                     (335,575)           -           -           -          -              -

AMORTIZATION OF UNEARNED
   MANAGEMENT FEE                                 (142,750)           -           -           -          -        (142,750)

AMORTIZATION OF SUBSIDIARY

   UNEARNED MANAGEMENT FEE                         149,458            -           -           -          -         149,458

DIVIDENDS (Note 9)                                (362,382)           -           -           -          -              -

NET EARNINGS                                     1,612,806            -           -           -          -              -
                                             -------------    ----------    --------   ---------   --------   ------------


BALANCE AT NOVEMBER 30, 1996                 $  26,661,208     3,191,986    $ 31,919     739,555   $  7,396   $ 27,754,634
                                             =============    ==========    ========   =========   ========   ============


                                                                             Treasury Stock
                                              Unearned       Retained     ---------------------
                                             Compensation    Earnings      Shares       Amount
                                             ------------    ----------   --------    ---------
BALANCE AT NOVEMBER 30, 1994                 $ (5,855,691)  $ 3,734,802     30,000   $ (300,000)

ISSUANCE OF STOCK FOR SERVICES
   (Notes 9 and 12)                            (1,706,250)           -          -            -

AMORTIZATION OF UNEARNED
   COMPENSATION                                 1,319,335            -          -            -

UNEARNED MANAGEMENT FEE FROM
   ISSUANCE OF SUBSIDIARY STOCK
   FOR SERVICES (Note 2)                               -             -          -            -

AMORTIZATION OF UNEARNED
   MANAGEMENT FEE                                      -             -          -            -

DIVIDENDS (Note 9)                                     -       (362,384)        -            -

ISSUANCE OF STOCK BY SUBSIDIARY
   TO MINORITY HOLDERS (Note 2)                        -             -          -            -

NET (LOSS)                                             -       (180,101)        -            -
                                              -----------    ----------   --------    ---------

BALANCE AT NOVEMBER 30, 1995                   (6,242,606)    3,192,317     30,000     (300,000)

AMORTIZATION OF UNEARNED
   COMPENSATION                                 1,302,699            -          -            -

ACQUISITION OF TREASURY STOCK                          -             -      73,500     (335,575)

AMORTIZATION OF UNEARNED
   MANAGEMENT FEE                                      -             -          -            -

AMORTIZATION OF SUBSIDIARY
   UNEARNED MANAGEMENT FEE                             -             -          -            -

DIVIDENDS (Note 9)                                     -       (362,382)        -            -

NET EARNINGS                                           -      1,612,806         -            -
                                             ------------   -----------   --------   ---------


BALANCE AT NOVEMBER 30, 1996                 $ (4,939,907)  $ 4,442,741    103,500   $ (635,575)
                                             ============   ===========   ========   ==========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended
                                                                                        November 30,
                                                                           -------------------------------------
                                                                                 1996                  1995
                                                                           ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                     $     1,612,806        $     (180,101)
                                                                           ---------------        --------------
   Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                             4,802,639             3,381,776
       Minority interest in (loss) earnings of subsidiary                         (139,638)              190,594
       Loss on regulatory action                                                        -              2,373,516
       Gain on sale on subsidiary stock                                                 -               (219,531)
       Gain on sale of investment in Compare Generiks                             (574,954)                   -
       Gain on sale of assets                                                           -               (560,525)
       Deferred income tax (benefit)                                               (91,000)              (77,637)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                  (1,687,794)           (1,453,086)
           Inventories                                                         (10,025,371)           (7,187,396)
           Prepaid income taxes                                                   (416,971)                   -
           Prepaid expenses and other current assets                                33,061              (388,512)
           Other assets                                                          1,088,611              (738,490)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                 3,196,539               801,001
           Income taxes payable                                                    382,792              (240,978)
                                                                           ---------------        --------------
       Total adjustments                                                        (3,432,086)           (4,119,268)
                                                                           ---------------        --------------
       Net cash used in operating activities                                    (1,819,280)           (4,299,369)
                                                                           ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in marketable securities                                  2,358,210            (7,472,318)
   Purchase of property, plant and equipment                                    (2,440,251)             (908,825)
   Acquisition of intangible assets                                             (2,532,318)           (2,413,719)
   Proceeds from sale of subsidiary stock                                               -              2,155,300
   Net proceeds from sale of assets                                                     -                 37,500
   Net proceeds from sale of investment in Compare Generiks                      1,774,954                    -
                                                                           ---------------        -------------
       Net cash used in investing activities                                      (839,405)           (8,602,062)
                                                                           ---------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds of revolving credit line                                         4,750,000             1,250,000
   Proceeds from term loan                                                       1,848,000             4,000,000
   Repayment of debt                                                            (1,284,602)             (562,495)
   Payment of cash dividends                                                      (362,382)             (177,513)
   Purchase of treasury stock                                                     (335,575)                   -
                                                                           ---------------        -------------
     Net cash provided by financing activities                                   4,615,441             4,509,992
                                                                           ---------------        --------------

Net increase (decrease) in cash and cash equivalents                             1,956,756            (8,391,439)

Cash and cash equivalents at beginning of year                                     928,761             9,320,200
                                                                           ---------------        --------------

Cash and cash equivalents at end of year                                   $     2,885,517        $      928,761
                                                                           ===============        ==============

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996 AND 1995

1.     Summary of Significant Accounting Policies:

       a. Description of business

          The Company manufactures and distributes non-prescription pharmaceutical products, vitamins and food supplement products, and cosmetics and beauty aids.

       b. Principles of consolidation

          The consolidated financial statements include the accounts of PDK Labs Inc. and its 52% owned subsidiary, Futurebiotics, Inc. ("Futurebiotics"). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

       c. Investment in marketable securities

          Investments in debt and equity securities are designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

          At November 30, 1996, debt securities classified as non-current have contractual maturities within 1-5 years.

       d. Inventories

          Inventories are valued at the lower of cost (first-in, first-out method) or market.

       e. Deferred catalog costs

          Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, based on historical results, generally not exceeding one year.

       f. Depreciation and amortization

          Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

          Intangible assets are amortized using the straight-line method over the following periods:

           Customer lists                               3-7 years
           Trademarks                                   7-10 years
           Covenants not to compete                     5-7 years
           Deferred loan costs                          Term of related debt
           Goodwill                                     10 years
           Distribution rights                          1-5 years

       g. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          The Company and its subsidiary file separate tax returns.

       h. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       i. Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform with the classifications used in 1996.

       j. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          k. Advertising

          The Company charges to expense, advertising costs as incurred.

Advertising costs amounted to $1,818,000 and $1,735,000 for the years ended 1996 and 1995, respectively.

2.     Futurebiotics Stock Transactions:

          On December 30, 1996, Futurebiotics effected a one for ten reverse stock split of common stock outstanding. All Futurebiotics share amounts have been restated to reflect this stock split.

          In January 1995, the Company sold 300,000 shares of common stock of Futurebiotics for net proceeds of approximately $2,155,000. The Company realized a gain of approximately $220,000.

          In January 1995, Futurebiotics entered into two separate multi-year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the companies and a consulting fee of $210,000 to one company. Consideration paid, including the value of the common stock granted, is being charged to operations ratably over the lives of the consulting agreements.

3.     Supplementary Information - Statement of Cash Flows:

       Cash paid during the years for:

                                                      Years Ended
                                                      November 30,
                                          -----------------------------------
                                               1996                   1995
                                          -------------           -----------

       Interest                           $     922,000           $   593,000
                                          =============           ===========

       Income taxes                       $   1,252,000           $   270,000
                                          =============           ===========

3.     Supplementary Information - Statement of Cash Flows:  (Cont'd)

       During the year ended November 30, 1996, the Company incurred capital lease obligations of approximately $193,000 for the acquisition of various property and equipment. Further, the Company and its majority-owned subsidiary issued stock and/or options to various parties in consideration of services provided (see Note 12).

4.     Inventories:

       Inventories consist of the following at November 30, 1996:

       Raw materials                                       $    5,829,483
       Work-in-process                                          9,211,383

       Finished goods                                           8,231,650
                                                           --------------

                                                           $   23,272,516
                                                           ==============

5.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following at November 30, 1996:

       Land                                                $      493,448
       Manufacturing equipment                                  5,248,902
       Vehicles                                                   245,518
       Office equipment and fixtures                            2,112,413
       Leasehold improvements                                   1,408,867
                                                           --------------
                                                                9,509,148
       Less accumulated depreciation and amortization           4,376,600
                                                           --------------

                                                           $    5,132,548
                                                           ==============

       Depreciation and amortization of plant and equipment for the years ended 1996 and 1995 was $909,000 and $654,000, respectively.

6.     Intangible Assets:

       Intangible assets acquired at various dates consist of the following at November 30, 1996:

       Customer lists                                           $   4,430,104
       Trademarks                                                     250,098
       Covenants not to compete                                     2,039,000
       Deferred loan costs                                            258,436
       Goodwill                                                       300,000
       Distribution rights                                          2,587,133
                                                                -------------
                                                                    9,864,771
       Less accumulated amortization                                6,312,075
                                                                -------------

                                                                $   3,552,696
                                                                =============

       Amortization expense for the years ended 1996 and 1995 was $2,445,000 and $1,527,000, respectively.

       The Company acquired a customer list for approximately $320,000 during the year ended November 30, 1996. During the year ended November 30, 1995, the Company acquired customer lists and covenants not to compete for an aggregate price of approximately $908,000. Approximately $315,000 of these assets were subsequently disposed of in the sale of a product line (see Note 15).

       Futurebiotics has implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Contracts with retailers are for a fixed period of not less than one year. Costs associated with these distribution rights are being charged to operations ratably over the lives of the agreements.

7.     Other Assets:

       Included in other assets is a loan to an officer approximating $763,000, including $136,000 of accrued interest. The employment agreement with this officer includes a provision under which the officer may borrow from the Company under a credit line. Borrowings under the line bear interest at prime plus 1/2%. In the event of the termination of employment, any amounts outstanding shall be converted into a term loan payable over a specified period.

8.     Long-Term Debt:

       Long-term debt consists of the following:

       Revolving lines of credit (a)(b)                        $   10,000,000
       Term loan, payable in quarterly installments of
         $200,000, plus interest at prime, through August
         2000; collateralized by the Company's assets (b)           3,000,000
       Term loan, payable in quarterly principal installments
         of $75,000, plus interest at prime, through February
         2001; collateralized by the Company's assets (b)           1,350,000
       Term loan, payable in monthly installments of
         $5,800 plus interest at prime; collateralized
         by certain equipment (c)                                     348,000
       Capital lease obligations, expiring in various years
         through 2001, payable in monthly installments
         approximating $3,750                                         196,277
       Other                                                           37,000
                                                               --------------
                                                                   14,931,277
       Less current portion                                         1,328,509
                                                               --------------

                                                               $   13,602,768
                                                               ==============

       (a) The Company and its subsidiary as co-borrowers have secured a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000,000, with a sublimit of $11,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its subsidiary. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line.

       (b) The revolving line of credit and term loan agreements as amended, contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

       The prime rate at November 30, 1996 was 8 1/4%.

       Maturities of long-term debt are as follows:

                       Years Ending
                       November 30,
                       ------------
                           1997                            $    1,329,000
                           1998                                 1,211,000
                           1999                                11,213,000
                           2000                                 1,009,000
                           2001                                   164,000
                        Thereafter                                  5,000

9.     Stockholders' Equity:

       a.    Capitalization

             The Company's authorized capital consists of 30,000,000 shares of common stock and 5,000,000 shares of preferred stock. All stock has a $.01 par value.

             The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights and other terms. The preferred shares issued and outstanding at November 30, 1996 have no voting rights and, in the event of any liquidation of the Company, are entitled to $7.00 per share plus accrued dividends before any distribution to other stockholders. Each share of preferred stock may be converted into .3 shares of common stock. Preferred shareholders are entitled to cumulative dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Dividends are payable semi-annually on or about April 15 and October 15 of each year.

       b.    Earnings (loss) per share

             Earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings (loss) per share was anti-dilutive in 1996 and 1995. Treasury shares have been excluded from the weighted average number of shares.

             Net earnings (loss) available to common shareholders was computed as follows:

                                                                                         Years Ended
                                                                                         November 30,
                                                                             -----------------------------------
                                                                                  1996                  1995
                                                                             -------------         -------------
             Net earnings (loss)                                             $   1,612,806         $    (180,101)
             Dividends on preferred shares                                        (362,382)             (362,384)
                                                                             -------------         -------------
             Net income (loss) available to common shareholders              $   1,250,424         $    (542,485)
                                                                             =============         =============

       c.    Stock option plan

             The Company's Non-Qualified Stock Option Plan provides for the granting of options to purchase not more than 23,250 shares of common stock to employees, directors, and consultants of the Company. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board. At November 30, 1996, no options have been granted under the Plan.

             At November 30, 1996, the Company has approximately 949,000 shares of common stock reserved for future issuances.

10.    Income Taxes:

       The provision (benefit) for income taxes consists of the following:

                                                Years Ended
                                                November 30,
                                    -----------------------------------
                                         1996                   1995
                                    -------------           -----------
       Current:
         Federal                    $   1,012,000           $    (4,500)
         State                             97,000               (19,500)
                                    -------------           -----------

                                        1,109,000               (24,000)
                                    -------------           -----------


       Deferred:
         Federal                          (10,000)               85,000
         State                            (81,000)              (11,000)
                                    -------------           -----------

                                          (91,000)               74,000
                                    -------------           -----------

                                    $   1,018,000           $    50,000
                                    =============           ===========

       Net deferred income tax asset (liability) are comprised of the following at November 30, 1996:

                                      Net Deferred         Net Deferred
                                         Income             Income Tax
                                        Tax Asset           (Liability)
                                      -----------         -------------
       Inventories                    $   357,825         $          -
       Prepaid salaries                   (57,731)                   -
       Property, plant and equipment           -                (66,667)
       Intangible assets                       -                763,117
       Investment in subsidiary                -               (522,000)
       Unearned compensation                   -             (1,375,340)
       Tax carryforwards                   54,000                    -
       Accrued commissions                 65,290                    -
       Other                              (36,173)                 (227)
       Valuation allowance                     -                (50,000)
                                      -----------         -------------

                                      $   383,211         $  (1,251,117)
                                      ===========         =============

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                         % of Pre-Tax Earnings
                                                         -----------------------
                                                              1996      1995
                                                           ---------   -------

       U. S. Federal statutory income tax rate               34.0        34.0
       State income tax, net of federal tax benefit            .4         4.0
       Other                                                   .7        10.5
       Adjustment to prior year liability                     -         (51.3)
       Permanent differences                                  5.8        85.5
                                                            -----      ------

                                                             40.9        82.7
                                                            =====      ======

       In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company recognized a deferred tax (benefit) provision on its proportionate share of Futurebiotics'
(loss) earnings.

11.    Retirement Plans:

       a. The Company has a voluntary, non-contributory defined contribution profit sharing plan which covers substantially all of its employees. Contributions to the profit sharing plan are based on a percentage of eligible compensation up to a maximum of 15%, at the discretion of the Board of Directors. There was no contribution made in 1996 or 1995.

       b. Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed $58,000 and $47,000 to the Plan for the years ended November 30, 1996 and 1995, respectively.

12.    Commitments and Contingencies:

       a. Employment agreements

          Pursuant to employment agreements with certain key executives, which expire at various dates through October 2005, the Company has granted 1,002,000 shares of common stock which are earned by the executives and charged to operations ratably over the respective terms of their employment. The shares have been valued at prices ranging from $1.625 to $15.00 per share, dependent upon their date of grant (aggregating approximately $3,349,000). One employment agreement provides for reimbursement of any tax liability arising from the officer's stock grant, and also a payment of two times his aggregate unpaid compensation in the event of a change in control of the Company (as defined). In 1995, the Company granted an executive options to purchase 250,000 shares of common stock at an exercise price of $2.63 per share.

          The Company's remaining aggregate commitment at November 30, 1996 under such contracts is approximately $5,760,000.

       b. Consulting agreements

          The Company is a party to a nine year consulting agreement with the former president/stockholder of Futurebiotics, Ltd. ("Consultant"). Under the terms of the Agreement, as amended, the Consultant is providing consulting services through December 2001 for consideration consisting of 500,000 shares of the Company's common stock, fixed cash payments ranging from $50,000 to $62,500 through 1998, and an annual bonus equal to 2.75% of annual net sales of Futurebiotics' products in excess of $7,000,000. The Company also issued to the Consultant warrants to purchase an additional 20,000 shares of the Company's common stock at $20.00 per share, exercisable through January 1999.


          During 1995, the Company entered into a two year consulting agreement with a law firm and a seven year agreement with a third party. As consideration for these services the Company issued an aggregate of 300,000 shares, valued at $487,500. Additionally, included in operations are charges approximating $200,000 in each of the years ended 1996 and 1995, respectively, representing the compensatory value of the Company's common stock issued in connection with two separate consulting agreements entered into in 1994.

       c. Lease commitment

          The Company is obligated under two non-cancellable operating leases for its manufacturing and office facilities. The leases, as extended, require minimum future rental payments of $438,000, $456,000, $489,000 and $436,000 in 1997, 1998, 1999 and 2000, respectively and provide for the payment of real estate taxes.

          The Company subleases warehouse and office space to Compare Generiks (see Note 15) at a rate of $5,000 per month.

       c. Lease commitment  (Cont'd)

          Rent expense, net of rental income, approximated $419,000 and $279,000 for 1996 and 1995, respectively.

       d. Purchase commitment

          On May 14, 1996, the Company entered into a supply agreement with Superior Supplements, Inc. ("Superior"), pursuant to which Superior agreed to supply PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form for a three (3) year period, renewable for successive one (1) year periods thereafter. PDK has agreed to pay a purchase price of 115% of Superior's actual material expenses incurred in the manufacture of the products. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement and to pay liquidated damages of $100,000 to the Company in the event PDK did not meet that minimum purchase requirement. Purchases from Superior approximated $1,796,000 for the year ended November 30, 1996.

       e. Litigation

          On July 29, 1996, the Company served a complaint against a former executive citing that he, among other things, breached his agreement with PDK by competing with PDK and soliciting PDK's customers in violation of his separation agreement.

          The former executive has denied the Company's allegations and, through a counterclaim, asserts that the Company, an officer and an outside director have breached their fiduciary duty to the Company and its stockholders. PDK, the officer, and the director deny that they engaged in any improper conduct which would support the former executive's counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the former executive.

13.    Related Party Transactions:

       In December 1994, the Company amended its "Sales and Management Agreement" with Futurebiotics. The revised agreement is for a fixed ten (10) year term under which the Company, in exchange for 600,000 shares of Futurebiotics' unregistered common stock, will provide Futurebiotics' entire line of products at the Company's cost (as defined). The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares.

       In the event that the Company is unable to supply products having a cost of at least $2,000,000 during any fiscal year (such shortage being defined as the "PDK Deficiency") then the Company shall forfeit to Futurebiotics either (i) fifteen percent (15%) of the PDK Deficiency in cash, or (ii) a portion of the 60,000 shares of stock, determined by multiplying the 60,000 shares of stock by a percentage which is arrived at by dividing the PDK Deficiency by $2,000,000.

14.    Exclusive Supply and Licensing Agreement:

       On October 16, 1995, the Company entered into an Exclusive Supply and Licensing Agreement with a non-affiliated customer pursuant to which the Company agreed to supply the customer with all of its requirements for vitamins, non-prescription pharmaceutical products and health and fitness products manufactured in tablet, capsule, caplet, liquid or equivalent form commencing on the date of the agreement. The term of the agreement is for five years, renewable for successive one year periods thereafter.

       In addition, the Company granted the customer an exclusive license to use the trademarks "Max Alert" and "Heads Up", and its trademarks for its ginseng products, and the exclusive right to distribute products bearing such names, using the components listed in the agreement. The Company recognized license fee income of $500,000 for each of the fiscal years ended November 30, 1996 and 1995 in connection with this agreement.

       Revenues from this customer accounted for 55% and 18% of total revenue in 1996 and 1995, respectively.

15.    Other Expense (Income):

       Other expense consists of the following:

                                                     Years Ended
                                                     November 30,

                                          ---------------------------------
                                              1996                  1995
                                          ------------         ------------
       Loss on regulatory action (a)      $         -          $   2,373,516
       Gain on sale of product lines (b)            -               (560,525)
       Gain on sale of securities (b)         (574,954)                   -
       Dividend income                         (50,000)                   -
                                          ------------         ------------

                                          $   (624,954)        $   1,812,991
                                          ============         =============

       (a) On October 12, 1995, the Drug Enforcement Administration ("DEA") issued final regulations requiring all companies engaged in transactions involving single-entity ephedrine drug products to file an application for registration with the DEA on or before November 13, 1995. Any company which did not file for registration with the DEA on or before the deadline could no longer import, export, manufacture, or distribute single-entity ephedrine products.

       Although the Company filed a timely application for registration, it may not sell to customers who have not complied with the requirement to file. As a result of the above, the Company has realized a significant decline in its single-entity ephedrine customer base and has recognized an inventory write off of approximately $2,374,000 on single-entity ephedrine products during the fourth quarter of the year ended November 30, 1995.

       (b) On October 31, 1995, the Company entered into an agreement to transfer certain assets, liabilities and the on-going business of its Energex/Compare Division product lines to Compare Generiks, Inc. ("CGI"). The transfer consisted of certain assets and rights relating to the "Energex Plus" and "Compare Generiks" product lines, including customer lists, trade secrets, trademarks and tradenames and the assumption of a $50,000 obligation under a promissory note. Consideration consisted of 500,000 shares of CGI common stock (valued at $1,200,000) and a $500,000 promissory note. CGI also agreed to pay the obligation under royalty and commission agreements relating to the Energex product lines.

             In addition, CGI entered into a five-year "Supply Agreement" with the Company under which CGI will purchase certain of its products from PDK at a price equal to PDK's material cost plus 100%. Sales under this agreement approximate $1,459,000 in 1996.

             On January 30, 1996, the $500,000 promissory note was converted to 500,000 shares of CGI's Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share, and is redeemable by CGI after one year from the date of issuance. Dividend income for the year ended November 30, 1996 totaled $50,000.

             In March 1996, the Company sold the 500,000 shares of CGI common stock for net proceeds of approximately $1,775,000.

             On July 24, 1995, the Company sold a customer list, trademarks, and inventory related to a mail order vitamin line of products. The Company recognized a loss of approximately $610,000 in connection with this disposition.

16.    Fair Value of Financial Instruments:

       In 1996, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       The carrying amount and fair value of the Company's financial instruments at November 30, 1996 are as follows:

                                                                                Carrying                Fair
                                                                                 Amount                 Value
                                                                            -------------         --------------
Cash and cash equivalents                                                   $    2,885,500        $    2,885,500
Investments in marketable securities, at fair value                              5,114,100             5,114,100
Accounts receivable                                                              8,015,200             8,015,200
Investment in Compare Generiks                                                     500,000               500,000
Accounts payable and accrued expenses                                            5,750,700             5,750,700
Dividends payable                                                                   45,200                45,200
       Current and long-term debt                                               14,931,300            14,931,300

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        February 26, 1997

                                        PDK LABS INC.


                                        By:/s/ Michael B. Krasnoff
                                           ----------------------------------
                                               Michael B. Krasnoff, President
                                               Chief Executive Officer
                                               Chief Financial Officer and
                                               Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

/s/ Michael B. Krasnoff              President, Chief         February 26, 1997
---------------------------          Executive Officer
Michael B. Krasnoff                  and Chief Financial
                                     Officer

/s/ Stanley Krasnoff
---------------------------
Stanley Krasnoff                     Director                 February 26, 1997

/s/ Ira Helman
---------------------------
Ira Helman                           Director                 February 26, 1997

/s/ Hartley T. Bernstein
---------------------------
Hartley T. Bernstein                 Director                 February 26, 1997

/s/ Robin Marks-Kaufman
---------------------------
Robin Marks-Kaufman                  Director                 February 26, 1997