Form 10-Q
period 1997-02-28
PDK LABS INC
filed 1997-04-11
CIK 855352

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended February 28, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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

                                                 Yes   X          No ___

            Class                              Outstanding at April 4, 1997
            -----                              ----------------------------
         Common Stock                                    3,191,986

                               PDK LABS INC.
                                 FORM 10-Q

                              QUARTERLY REPORT
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997

                             TABLE OF CONTENTS

                                                          Page to Page

PART 1 - FINANCIAL INFORMATION

Item 1.     Consolidated Condensed Financial Statements:

         Balance sheets ......................................1

         Statements of operations.............................2

         Statements of cash flows.............................3

         Notes to financial statements........................4-6

Item 2.  Management's discussion and analysis
         of financial condition and results
         of operations........................................7-8

PART 11. OTHER INFORMATION

Item 1.  Legal proceedings....................................9

SIGNATURES....................................................10

                        PDK LABS INC. AND SUBSIDIARY
                   CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                  February 28,    November 30,
                                                                      1997            1996
                                                                  ------------    ------------
                                                                   (Unaudited)
           ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...................................   $  3,334,807    $  2,885,517
  Investment in marketable securities, at fair value ..........        816,990       3,463,596
  Accounts receivable - less allowance
     for doubtful accounts of $42,000 and $42,000, respectively      7,217,308       8,015,159
  Inventories .................................................     23,823,603      23,272,516
  Prepaid income taxes ........................................        364,065         416,685
  Prepaid expenses and other current assets ...................      1,862,418       1,043,313
  Deferred tax asset ..........................................        450,293         383,211
                                                                  ------------    ------------
 Total current assets .........................................     37,869,484      39,479,997
                                                                  ------------    ------------

INVESTMENTS IN MARKETABLE SECURITIES ..........................      1,074,227       1,650,512

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $4,652,734 and $4,376,600, respectively ....................      5,338,237       5,132,548

INTANGIBLE ASSETS, net of accumulated amortization
  of $6,896,588 and $6,312,075, respectively ..................      3,035,823       3,552,696

INVESTMENT IN COMPARE GENERIKS, INC ...........................        500,000         500,000

OTHER ASSETS ..................................................      3,359,356       2,938,755
                                                                  ------------    ------------
                                                                  $ 51,177,127    $ 53,254,508
                                                                  ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses .......................   $  1,958,886    $  5,750,701
  Dividends payable ...........................................        135,817          45,223
  Income taxes payable ........................................        400,283         500,611
  Current portion of long-term debt ...........................      1,219,546       1,328,509

                                                                  ------------    ------------
  Total current liabilities ...................................      3,714,532       7,625,044
                                                                  ------------    ------------

LONG-TERM DEBT ................................................     15,294,306      13,602,768
DEFERRED INCOME TAX LIABILITY .................................      1,138,342       1,251,117
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY ...................      4,096,689       4,114,371
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,191,986 issued and outstanding .................         31,919          31,919
  Preferred stock, $.01 par value; authorized
     5,000,000 shares; 739,555 issued and outstanding .........          7,396           7,396
  Additional paid-in capital ..................................     27,791,999      27,754,634
  Unearned compensation .......................................     (4,637,164)     (4,939,907)
  Retained earnings ...........................................      4,693,297       4,442,741
  Treasury stock, at cost; 155,500 and 103,500 shares,
     respectively .............................................       (954,189)       (635,575)
                                                                  ------------    ------------
                                                                    26,933,258      26,661,208
                                                                  ------------    ------------
                                                                  $ 51,177,127    $ 53,254,508
                                                                  ============    ============

                        PDK LABS INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Three Months Ended
                                         February 28,   February 29,
                                              1997         1996
                                             -----         ----

NET SALES ............................   $ 9,761,944    $ 9,466,289
                                         -----------    -----------

COSTS AND EXPENSES:

   Cost of sales .....................     5,661,836      5,700,975
   Selling, general and administrative     3,452,529      2,920,365
                                         -----------    -----------
                                           9,114,365      8,621,340
                                         -----------    -----------
OPERATING INCOME .....................       647,579        844,949
                                         -----------    -----------

OTHER:

   Interest income ...................      (136,003)      (122,555)
   Interest expense ..................       297,811        201,301
   Dividend income ...................       (10,000)          --
                                         -----------    -----------
                                             151,808         78,746
                                         -----------    -----------

EARNINGS BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY
  INTEREST ...........................       495,771        766,203

PROVISION FOR INCOME TAXES ...........       207,000        265,000
                                         -----------    -----------

EARNINGS BEFORE MINORITY INTEREST ....       288,771        501,203

MINORITY INTEREST IN NET (LOSS)
   EARNINGS OF SUBSIDIARY ............       (52,379)        58,209
                                         -----------    -----------

NET EARNINGS .........................   $   341,150    $   442,994
                                         ===========    ===========

EARNINGS PER SHARE ...................   $       .08    $       .11

                                         -----------    -----------

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING .........     3,036,486      3,191,986
                                         ===========    ===========

                        PDK LABS INC. AND SUBSIDIARY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                                Three Months Ended
                                                            February 28,    February 29,
                                                                1997           1996


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings .........................................   $   341,150    $   442,994
                                                            -----------    -----------
   Adjustments to reconcile net earnings to net cash
      used in operating activities:

       Depreciation and amortization ....................     1,235,452        746,700
       Minority interest in (loss) earnings of subsidiary       (52,379)        58,209
       Deferred income tax (benefit) provision ..........      (179,857)       327,210
       Changes in operating assets and liabilities:
          (Increase) decrease in assets:

             Accounts receivable ........................       797,851     (2,022,905)
             Inventories ................................      (551,087)    (1,325,876)
             Prepaid income taxes .......................        52,620           --
             Prepaid expenses and other current assets ..      (819,105)    (1,197,562)
             Other assets ...............................      (420,601)      (459,577)
             Increase (decrease) in liabilities:

               Accounts payable and accrued expenses ....    (3,791,815)       171,710
               Income taxes payable .....................      (100,328)      (117,820)
                                                            -----------    -----------
               Total adjustments ........................    (3,829,249)    (3,819,911)
                                                            -----------    -----------
    Net cash used in operating activities ...............    (3,488,099)    (3,376,917)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in investments in marketable securities .....     3,222,891      3,858,109
   Purchase of property, plant and equipment ............      (481,823)      (494,784)
   Acquisition of intangible assets .....................       (67,640)      (238,487)
                                                            -----------    -----------
   Net cash provided by investing activities ............     2,673,428      3,124,838
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Repayment of debt ....................................      (417,425)      (290,913)
   Net proceeds of notes payable ........................     2,000,000      2,000,000
   Purchase of treasury stock ...........................      (318,614)          --
                                                            -----------    -----------
   Net cash provided by financing activities ............     1,263,961      1,709,087
                                                            -----------    -----------

  Net increase of cash and cash equivalents .............       449,290      1,457,008
  Cash and cash equivalents at beginning of period ......     2,885,517        928,761
                                                            -----------    -----------
  Cash and cash equivalents at end of period ............    $3,334,807    $ 2,385,769
                                                            ===========    ===========

                        PDK LABS INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED FEBRUARY 28, 1997

1.  Basis of Presentation:

         The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and statements of cash flows for the three month period ended February 28, 1997. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations for the three month periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

3.  Concentration of Credit Risk:

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No., 105, include corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation.

4.  Investment in Marketable Securities:

         Investments in debt and equity securities are designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

5.  Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                             February 28, 1997       November 30, 1996
                                (Unaudited)


 Raw materials                  $ 8,468,866               $ 5,829,483
 Work-in-process                  3,573,540                 9,211,383
 Finished goods                  11,781,197                 8,231,650
                                -----------               -----------
                                $23,823,603               $23,272,516
                                ===========               ===========

                        PDK LABS INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED FEBRUARY 28, 1997
                                (Continued)

6.       Stockholders' Equity:

         Earnings per common share were computed by dividing net earnings less dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings per share is anti-dilutive. Shares held in escrow and treasury shares have been excluded from the weighted average number of shares.

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the three month periods ended February 28, 1997 and February 29, 1996 approximated $90,594.

                                                    Three Months Ended
                                                 February 28,  February 29,
                                                     1997         1996
                                                  ----------   ----------
                                                  (Unaudited)  (Unaudited)

Net earnings ..................................   $  341,150   $  442,994
Dividends .....................................       90,594       90,594
                                                  ----------   ----------
Earnings available to common
   shareholders ...............................   $  250,556   $  352,400
                                                  ----------   ----------
Weighted average number of
   shares .....................................    3,036,986    3,191,986
                                                  ----------   ----------
Earnings per share ............................   $      .08   $      .11
                                                  ----------   ----------



7.      Major Customer:

         Sales to a major customer approximated 52% of total sales for the three month period ended February 28, 1997.

8.      Income Taxes:

         The tax effects of temporary differences that give rise to the deferred tax liability at February 28, 1997 consist principally of the Company's investment in subsidiary, depreciation and amortization.

                        PDK LABS INC. AND SUBSIDIARY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED FEBRUARY 28, 1997
                                (Continued)

9.       Long-Term Debt:

                                                     February 28,   November 30,
                                                        1997           1996
                                                     (Unaudited)

Long-term debt consists of the following:

Revolving lines of credit (a) (b) .................   $12,000,000   $10,000,000
Term loan, payable in quarterly installments
   of $200,000, plus interest at prime, through
   August 2000; collateralized by the Company's
   assets (b) .....................................     2,800,000     3,000,000
Term loan, payable in quarterly principal
   installments of $75,000, plus interest at prime,
   through February 2001; collateralized by the
   Company's assets (b) ...........................     1,200,000     1,350,000
Term loan, payable in monthly installments of
   $5,800 plus interest at prime; collateralized
   by certain equipment ...........................       330,600       348,000
Capital lease obligations, expiring in various
   years through 2001, payable in monthly
   installments approximating $3,750 ..............       183,252       196,277
Other .............................................          --          37,000

                                                      -----------   -----------
                                                       16,513,852    14,931,277
Less current portion ..............................     1,219,546     1,328,509
                                                      -----------   -----------
                                                      $15,294,306   $13,602,768
                                                      ===========   ===========


         (a) The Company and its subsidiary as co-borrowers maintain a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000,000, with a sublimit of $11,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its subsidiary. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line.

         (b) The revolving line of credit and term loan agreement, as amended, contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

         The prime rate at February 28, 1997 was 8 1/4%.

10.      Commitment:

         On May 14, 1996, the Company entered into a Non-Exclusive Supply Agreement with a vendor. Pursuant to this agreement, PDK is required to make minimum annual purchases of $2,500,000 or pay the sum of $100,000 (pro-rated based on purchases) at a price equal to 115% of the vendors material cost. As of February 28, 1997, the Company exceeded the minimal annual purchase requirement.

                        PDK LABS INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the three month periods ended February 28, 1997 and February 29, 1996 approximated $9,762,000 and $9,466,000, respectively.

         Gross profit amounted to approximately $4,100,000 or 42% of net sales for the three month period ended February 28, 1997 as compared to $3,765,000 or 40% of net sales for the corresponding period in 1996. The Company has maintained its sales and gross profit levels under an exclusive supply and licensing agreement with a major non-affiliated customer. Sales to this customer approximated 52% of sales for the three month period ended

February 28, 1997.

         Selling, general and administrative expenses approximated $3,453,000 and $2,920,000 for the three months ended February 28, 1997 and February 29, 1996 (35% and 31%, respectively, as a percentage of sales). The increase is attributable to expanded advertising and promotion of the Futurebiotics product line, including amortization of promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers for a contract period of not less than one year. The increase in amortization is principally attributable to additional contracts with customers being signed in the first six months of fiscal year end 1996 and the cost of this promotion being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. Futurebiotics ceased signing on any new customers under this program as of May 31, 1996.

         Interest expenses, net of interest income, approximated $162,000 and $79,000 for the three month periods ended February 28, 1997 and February 29, 1996. This increase reflects increased bank borrowings.

Liquidity and Capital Resources

         The Company had net working capital of approximately $34,155,000 at February 28, 1997.

         The Company's statement of cash flows reflects cash used in operations of approximately $3,488,000. This use of cash reflects increases in operating assets, such as inventories ($551,000), prepaid expenses and other current assets ($819,000) and other assets of ($420,000) and decreases in operating payables such as accounts payable and accrued expenses ($3,792,000) offset by a decrease in accounts receivable
($798,000) and in adjustment for depreciation and amortization expense of ($1,235,000).

                        PDK LABS INC. AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

         Net cash provided by investing activities approximated $2,673,000, principally attributable to the sale and maturity of securities
($3,223,000), net of the acquisition of property, plant and equipment ($482,000) and acquisition of intangible assets ($68,000).

         The statement also reflects net cash provided by financing activities of approximately $1,264,000 representing bank borrowings net of repayments ($1,583,000) offset by the purchase of treasury stock
($319,000).

         During the three month period ended February 28, 1997, the Company repurchased 52,000 shares of its own stock at an average price of $6.13 per shares. As of February 28, 1997, the Company had authorization to repurchase an additional $346,000 worth of its own stock.

         The Company and its subsidiary as co-borrowers maintain a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000,000, with a sublimit of $11,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its subsidiary. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line. The revolving line of credit and term loan agreement, as amended, contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. The prime rate at February 28, 1997 was 8 1/4%.

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1996.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PDK LABS INC.

Dated: April 10, 1997           By: /s/ Karine Hollander
                                    -----------------------
                                    Karine Hollander
                                    Chief Financial Officer