Form 10-Q
period 1997-05-31
PDK LABS INC
filed 1997-07-15
CIK 855352

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

Commission File Number:  0-19121

                                 PDK LABS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                     11-2590436
-------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation of organization)                  Number)

                               145 Ricefield Lane
                              Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                     11788
                               ------------------
                                   (Zip Code)

                                 (516) 273-2630
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X     No
                                                          -----     -----

      Class                                        Outstanding at July 9, 1997
   ------------                                    ---------------------------
   Common Stock                                             3,191,986

                                 PDK LABS INC.
                                   FORM 10-Q
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED MAY 31, 1997


                               TABLE OF CONTENTS


                                                                   Page to Page
                                                                   ------------
PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

         Balance sheets ................................................1

         Statements of operations.......................................2

         Statements of cash flows.......................................3

         Notes to financial statements..................................4-7

Item 2.           Management's discussion and analysis
                  of financial condition and results
                  of operations.........................................8-9

PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings.....................................10

SIGNATURES..............................................................11

                          PDK LABS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         May 31,          November 30,
                                                                          1997                1996
                                                                      ------------        ------------
                                                                       (Unaudited)
           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,392,676        $  2,885,517
  Investment in marketable securities, at fair value                     1,614,178           3,463,596
  Accounts receivable - less allowance
     for doubtful accounts of $42,000 and $42,000, respectively          7,384,064           8,015,159
  Inventories                                                           24,956,114          23,272,516
  Prepaid income taxes                                                      70,467             416,685
  Prepaid expenses and other current assets                              1,841,764           1,043,313
  Deferred tax asset                                                       488,000             383,211
                                                                      ------------        ------------
 Total current assets                                                   37,747,263          39,479,997
                                                                      ------------        ------------

INVESTMENTS IN MARKETABLE SECURITIES                                     1,071,644           1,650,512

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $4,948,826 and $4,376,600, respectively                               5,300,295           5,132,548

INTANGIBLE ASSETS, net of accumulated amortization
  of $7,327,930 and $6,312,075, respectively                             2,548,138           3,552,696

INVESTMENT IN COMPARE GENERIKS, INC                                        500,000             500,000

OTHER ASSETS                                                             3,256,727           2,938,755
                                                                      ------------        ------------
                                                                      $ 50,424,067        $ 53,254,508
                                                                      ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  2,610,443        $  5,750,701
  Dividends payable                                                         48,918              45,223
  Income taxes payable                                                     317,484             500,611
  Current portion of long-term debt                                      1,216,848           1,328,509
                                                                      ------------        ------------
  Total current liabilities                                              4,193,693           7,625,044
                                                                      ------------        ------------

LONG-TERM DEBT                                                          13,991,375          13,602,768
DEFERRED INCOME TAX LIABILITY                                              969,000           1,251,117
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                              4,083,204           4,114,371
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,191,986 issued and outstanding                               31,919              31,919
  Preferred stock, $.01 par value; authorized
     5,000,000 shares; 739,555 issued and outstanding                        7,396               7,396
  Additional paid-in capital                                            27,757,986          27,754,634
  Unearned compensation                                                 (4,263,045)         (4,939,907)
  Retained earnings                                                      4,780,723           4,442,741
  Treasury stock, at cost; 188,000 and 103,500 shares,
     respectively                                                       (1,128,184)           (635,575)
                                                                      ------------        ------------
                                                                        27,186,795          26,661,208
                                                                      ------------        ------------
                                                                      $ 50,424,067        $ 53,254,508
                                                                      ============        ============

                          PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Six Months Ended                       Three Months Ended
                                             --------------------------------        --------------------------------
                                                May 31,             May 31,             May 31,             May 31,
                                                 1997                1996                1997                1996
                                             ------------        ------------        ------------        ------------
NET SALES                                    $ 21,495,161        $ 21,278,689        $ 11,733,217        $ 11,812,400
                                             ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
   Cost of sales                               12,125,444          13,378,505           6,463,608           7,677,530
   Selling, general and administrative          8,264,768           6,755,754           4,812,239           3,835,389
                                             ------------        ------------        ------------        ------------
                                               20,390,212          20,134,259          11,275,847          11,512,919
                                             ------------        ------------        ------------        ------------

OPERATING INCOME                                1,104,949           1,144,430             457,370             299,481
                                             ------------        ------------        ------------        ------------
OTHER:
   Interest income                               (231,384)           (205,889)            (95,381)            (83,334)
   Interest expense                               622,026             422,560             324,215             221,259
   Dividend Income                                (25,000)               --               (15,000)               --
   Gain on sale of securities                        --              (574,954)               --              (574,954)
                                             ------------        ------------        ------------        ------------
                                                  365,642            (358,283)            213,834            (437,029)
                                             ------------        ------------        ------------        ------------
EARNINGS BEFORE PROVISION
  FOR INCOME TAXES                                739,307           1,502,713             243,536             736,510

PROVISION FOR INCOME TAXES                        317,000             613,000             110,000             348,000
                                             ------------        ------------        ------------        ------------
EARNINGS BEFORE MINORITY
   INTEREST                                       422,307             889,713             133,536             388,510

MINORITY INTEREST IN NET LOSS
   (EARNINGS) OF SUBSIDIARY                       100,564             (25,272)             48,185              32,937
                                             ------------        ------------        ------------        ------------

NET EARNINGS                                 $    522,871        $    864,441        $    181,721        $    421,447
                                             ============        ============        ============        ============

EARNINGS PER SHARE                           $        .11        $        .21        $        .03        $        .10
                                             ------------        ------------        ------------        ------------
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                 3,003,986           3,191,986           3,003,986           3,191,986
                                             ============        ============        ============        ============

                                       2

                          PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Six Months Ended
                                                               ------------------------------
                                                                 May 31,            May 31,
                                                                  1997               1996
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $   522,871        $   679,552
                                                               -----------        -----------
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
     Depreciation and amortization                               2,394,035          1,958,730
      Minority interest in (loss) earnings of subsidiary          (100,564)            25,272
     Gain on sale of securities                                       --             (574,954)
     Deferred income tax (benefit) provision                      (386,906)           482,141
      Changes in operating assets and liabilities:
       (Increase) decrease in assets:
             Accounts receivable                                   631,095           (892,188)
             Inventories                                        (1,683,598)        (4,114,600)
             Prepaid income taxes                                  346,218               --
             Prepaid expenses and other current assets            (798,451)          (720,128)
             Other assets                                         (275,548)          (472,640)
       Increase (decrease) in liabilities:
             Accounts payable and accrued expenses              (3,140,258)         1,823,553
             Dividends payable                                       3,695               --
             Income taxes payable                                 (183,127)          (117,820)
                                                               -----------        -----------
             Total adjustments                                  (3,193,409)        (2,602,634)
                                                               -----------        -----------
             Net cash used in operating activities              (2,670,538)        (1,923,082)
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities              2,428,286          4,679,574
   Purchase of property, plant and equipment                      (739,974)        (1,603,995)
   Acquisition of intangible assets                                (67,640)        (1,448,010)
                                                               -----------        -----------
   Net cash provided by investing activities                     1,620,672          1,627,569
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds of revolving credit line                         1,000,000          1,500,000
   Repayment of debt                                              (723,053)          (656,250)
   Proceeds from term loan                                            --            1,500,000
   Net increase in stockholder loans                               (42,424)            (5,120)
   Net proceeds from sale of securities                               --            1,774,954
   Purchase of treasury stock                                     (492,609)              --
   Dividends paid                                                 (184,889)              --
                                                               -----------        -----------
   Net cash (used in) provided by financing activities            (442,975)         4,113,584
                                                               -----------        -----------

  Net (decrease) increase of cash and cash equivalents          (1,492,841)         3,818,071
  Cash and cash equivalents at beginning of period               2,885,517            928,761
                                                               -----------        -----------
  Cash and cash equivalents at end of period                   $ 1,392,676        $ 4,746,832
                                                               ===========        ===========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1997

1.       Basis of Presentation:

         The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and statements of cash flows for the six month period ended May 31, 1997. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations for the six month periods ended May 31, 1997 and May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

3.       Concentration of Credit Risk:

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, include corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation.

4.       Investment in Marketable Securities:

         Investments in debt and equity securities are designated as trading, held-to-maturity, or available-for-sale. Management considers the Company's marketable securities, consisting principally of corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

5.       Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                          May 31, 1997       November 30, 1996
                                          ------------       -----------------
                                           (Unaudited)

                   Raw materials           $ 9,734,640          $  5,829,483
                   Work-in-process           4,743,417             9,211,383
                   Finished goods           10,478,057             8,231,650
                                           -----------           -----------
                                           $24,956,114           $23,272,516
                                           ===========           ===========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1997
                                  (Continued)

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

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the six month periods ended May 31, 1997 and May 31, 1996 totaled $184,889. The Company paid a cash dividend in April 1997 and April 1996.

                                        Six Months Ended                  Three Months Ended
                                   ---------------------------       ---------------------------
                                     May 31,          May 31,          May 31,          May 31,
                                      1997             1996             1997             1996
                                   ----------       ----------       ----------       ----------
                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net earnings                       $  522,871       $  864,441       $  181,721       $  421,447
Dividends                             184,889          184,889           94,295           94,295
                                   ----------       ----------       ----------       ----------
Earnings available to common
   shareholders                    $  337,982       $  679,552       $   87,426       $  327,152
                                   ----------       ----------       ----------       ----------
Weighted average number of
   shares                           3,003,986        3,191,986        3,003,986        3,191,986
                                   ----------       ----------       ----------       ----------
Earnings per share                 $      .11       $      .21       $      .03       $      .10
                                   ==========       ==========       ==========       ==========

7.       Major Customer:

         Sales to a major customer approximated 19% of total sales for the six month period ended May 31, 1997.

8.       Income Taxes:

         The tax effects of temporary differences that give rise to the deferred tax liability at May 31, 1997 consist principally of the Company's investment in subsidiary, depreciation and amortization.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1997
                                  (Continued)

9.       Long-Term Debt:

                                                         May 31, 1997    November 30, 1996
                                                         ------------    -----------------
                                                          (Unaudited)
Long-term debt consists of the following:
Revolving lines of credit (a) (b)                         $11,000,000       $10,000,000
Term loan, payable in quarterly installments
   of $200,000, plus interest at prime, through
   August 2000; collateralized by the Company's
   assets (b)                                               2,600,000         3,000,000
Term loan, payable in quarterly principal
   installments of $75,000, plus interest at prime,
   through February 2001; collateralized by the
   Company's assets (b)                                     1,125,000         1,350,000
Term loan, payable in monthly installments of
   $5,800 plus interest at prime; collateralized
   by certain equipment                                       313,200           348,000
Capital lease obligations, expiring in various
   years through 2001, payable in monthly
   installments approximating $3,750                          170,023           196,277
Other                                                            --              37,000
                                                          -----------       -----------
                                                           15,208,223        14,931,277
Less current portion                                        1,216,848         1,328,509
                                                          -----------       -----------
                                                          $13,991,375       $13,602,768
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

         The prime rate at May 31, 1997 was 8 1/2%.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1997
                                  (Continued)

10.      Commitments:

         In May 14, 1996, the Company entered into a Non-Exclusive Supply Agreement with a vendor. Pursuant to this agreement, PDK is required to make minimum annual purchases of $2,500,000 or pay the sum of $100,000 (pro-rated based on purchases). As of May 31, 1997, the Company exceeded the minimum annual purchase requirement.

         In December 1996, the Company amended its "Supply Agreement" (the "Amended Agreement") with Compare Generiks, Inc. ("CGI"). Under the Amended Agreement which expires in 2001, the Company will provide CGI certain products at prices based upon the company's material cost plus a specified mark-up. In March 1997, the Company entered into a second five year Supply Agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         In May 1997, the Company entered into an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "distributor") for a three year term. The New Agreement supersedes the Company's Exclusive Supply and Licensing Agreement with this distributor dated October 16, 1995. Under the New Agreement, the Company was granted exclusive supply rights to distribute certain products to the distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the distributor equal to the difference between (i) the purchase price as billed to the customers and (ii) an amount equal to the material cost of the products times a fixed percentage.

                          PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the six and three month periods ended May 31, 1997 approximated $21,495,000 and $11,733,000 respectively, as compared to $21,279,000 and $11,812,000 in the corresponding period.

         Gross profit for the six and three month periods ended May 31, 1997 amounted to approximately $9,370,000 (44% of sales) and $5,270,000 (45% of sales), respectively as compared to $7,900,000 (37% of sales and $4,135,000 (35% of sales) in the corresponding periods in the prior year. The higher gross profit is principally attributable to the Company entering into a new exclusive supply agreement with a major non-affiliated customer.

         Selling, general and administrative expenses approximated $8,265,000 and $4,812,000 for the six and three month periods ended May 31, 1997, respectively. As a percentage of sales, these amounts represent 38% and 41% respectively, as compared to 32% and 32% in the corresponding periods in the prior year. The increase is principally attributable to a royalty fee paid in connection with a new supply agreement with a non-affiliated pharmaceutical distributor.

         In December 1996 the Company amended its Supply Agreement ("Amended Agreement") with Compare Generiks, Inc., ("CGI"). The Amended Agreement provides for the Company to supply CGI with certain products at prices based on the Company's material cost plus a specified mark-up.

         In March 1997, the Company entered into a second five year Supply Agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         In May 1997, the Company entered into an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "distributor") for a three year term. The New Agreement supercedes the Company's Exclusive Supply and Licensing Agreement with this distributor dated October 16, 1995. Under the New Agreement, the Company was granted exclusive rights to distribute certain products to the distributor's customers. The Company agreed to pay a royalty fee to the distributor equal to the difference between (i) the purchase price as billed to the customers and (ii) an amount equal to the material cost of the products times a fixed percentage.

         Interest expenses, net of interest income was $391,000 and $229,000 for the six and three month periods ended May 31, 1997, as compared to $217,000 and $138,000 in the corresponding periods in the prior year. The increase is principally attributable to increased bank borrowings.

                          PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSIION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company had net working capital of approximately $33,554,000 at May 31, 1997.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $2,855,000. This use of cash reflects increases in operating assets, such as inventories ($1,684,000), prepaid expenses and other current assets ($798,000) and other assets of ($276,000) and decreases in operating payables such as accounts payable and accrued expenses ($3,140,000) and income taxes payable ($183,000) offset by a decrease in amounts receivable ($631,000), prepaid income taxes ($346,000) and an adjustment for depreciation and amortization expense of ($2,394,000).

         Net cash provided by investing activities approximated $1,621,000, principally attributable to the sale and maturity of securities ($2,428,000), net of acquisition of property, plant and equipment ($740,000) and the acquisition of intangible assets ($68,000).

         The statement also reflects net cash used in financing activities of approximately $258,000 representing bank borrowings net of repayments ($277,000) offset by the purchase of treasury stock ($493,000) and increase in shareholder loans of ($42,000).

         During the six month period ended May 31, 1997, the Company repurchased 84,500 shares of its own stock at an average price of $5.83 per share. As of May 31, 1997, the Company had authorization to repurchase an additional $172,000 worth of its own stock.

         The Company and its subsidiary as co-borrowers maintain a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000.000, with a sublimit of $11,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its subsidiary. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line. The revolving line of credit and term loan agreement, as amended, contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. The prime rate at May 31, 1997 was 8 1/2%.

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

                                              PDK LABS INC.

Dated: July 14, 1997                          By: /s/ Karine Hollander
                                                  ----------------------------
                                                  Karine Hollander
                                                  Chief Financial Officer