Form 10-Q
period 1997-08-31
PDK LABS INC
filed 1997-10-15
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1997

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

                                                    Yes  /X/      No / /

     Class                             Outstanding at September 29, 1997
     Common Stock                                 3,557,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED AUGUST 31, 1997

                                TABLE OF CONTENTS

                                                                  Page to Page
                                                                  ------------
PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

         Balance sheets.....................................................1

         Statements of operations...........................................2

         Statements of cash flows...........................................3

         Notes to financial statements......................................4-8

Item 2.           Management's discussion and analysis
                  of financial condition and results
                  of operations.............................................9-10

PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings.........................................11

Item 4            Submission of matters to a vote of security holders.......11

SIGNATURES..................................................................12

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                               August 31,          November 30,
                                                                                                  1997                 1996
                                                                                                  ----                 ----
                                                                                              (Unaudited)
           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $  2,844,982         $  2,885,517
  Investment in marketable securities, at fair value (Note 4)                                    1,360,567            3,463,596
  Accounts receivable - less allowance
     for doubtful accounts of $42,000 and $42,000, respectively                                  7,434,723            8,015,159
  Inventories (Note 5)                                                                          26,295,801           23,272,516
  Prepaid income taxes                                                                             153,617              416,685
  Prepaid expenses and other current assets (Note 8)                                             1,480,462            1,043,313
  Deferred tax asset (Note 8)                                                                      535,405              383,211
                                                                                               -----------          -----------
  Total current assets                                                                          40,105,557           39,479,997
                                                                                               -----------          -----------
INVESTMENTS IN MARKETABLE SECURITIES (Note 4)                                                      769,521            1,650,512

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $5,252,009 and $4,376,600, respectively                                                       5,136,708            5,132,548

INTANGIBLE ASSETS, net of accumulated amortization
  of $7,954,632 and $6,312,075, respectively                                                     2,001,797            3,552,696

INVESTMENT IN COMPARE GENERIKS, INC.                                                               500,000              500,000

OTHER ASSETS                                                                                     3,036,043            2,938,755
                                                                                                 ---------          -----------
                                                                                               $51,549,626          $53,254,508
                                                                                               ===========          ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                       $  2,744,984         $  5,750,701
  Dividends payable (Note 6)                                                                        89,659               45,223
  Income taxes payable (Note 8)                                                                    526,739              500,611
  Current portion of long-term debt (Note 9)                                                     1,188,802            1,328,509
                                                                                                ----------         ------------
  Total current liabilities                                                                      4,550,184            7,625,044
                                                                                                ----------         ------------

LONG-TERM DEBT (Note 9)                                                                         15,067,774           13,602,768
DEFERRED INCOME TAX LIABILITY (Note 8)                                                             665,427            1,251,117

INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                      3,925,754            4,114,371
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,438,244 and 3,191,986 issued and outstanding, respectively                           34,382               31,919
  Preferred stock, $.01 par value; authorized
     5,000,000 shares; 577,373 issued and outstanding                                                5,774                7,396
  Additional paid-in capital                                                                    27,758,823           27,754,634
  Unearned compensation                                                                         (3,981,245)          (4,939,907)
  Retained earnings                                                                              5,066,007            4,442,741
  Treasury stock, at cost; 268,000 and 103,500 shares,
     respectively                                                                               (1,543,254)            (635,575)
                                                                                               -----------         -------------
                                                                                                27,340,487           26,661,208
                                                                                               -----------          -----------
                                                                                               $51,549,626          $53,254,508
                                                                                               ===========          ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended                        Three Months Ended
                                                         -----------------                        ------------------
                                                  August, 31           August, 31             August, 31        August 31,
                                                     1997                 1996                  1997               1996
                                                     ----                 ----                  ----               ----
NET SALES                                         $35,075,377          $33,214,488           $13,580,216        $11,935,799
                                                  -----------          -----------           -----------        -----------
COSTS AND EXPENSES:
   Cost of sales                                   19,322,573           21,337,619             7,197,129          7,959,114
   Selling, general and administrative             14,092,452           10,655,220             5,827,684          3,899,466
                                                   ----------         ------------             ---------        -----------
                                                   33,415,025           31,992,839            13,024,813         11,858,580
                                                   ----------         ------------          ------------        -----------
OPERATING INCOME                                    1,660,352            1,221,649               555,403             77,219
                                                   ----------         ------------          ------------        -----------
OTHER:
   Interest income                                   (314,950)            (330,822)              (83,566)          (124,933)
   Interest expense                                   986,344              659,872               364,318            237,312
   Dividend Income                                    (45,000)             -                     (20,000)              -
   Loan cost expense                                  231,774              -                     231,774               -
   Gain on sale of securities                            -                (574,954)                 -                  -
                                                   ----------         ------------          ------------        -----------
                                                      858,168             (245,904)              492,526            112,379

                                                   ----------         ------------          ------------        -----------
EARNINGS/(LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                    802,184            1,467,553                62,877            (35,160)

PROVISION/(BENEFIT) FOR INCOME
  TAXES                                               246,000              757,000               (71,000)           144,000
                                                   ----------         ------------          ------------        -----------

EARNINGS/(LOSS) BEFORE MINORITY
   INTEREST                                           556,184              710,553               133,877           (179,160)

MINORITY INTEREST IN NET LOSS
   OF SUBSIDIARY                                      292,712               68,362               192,148             93,634
                                                   ----------         ------------          ------------        -----------
NET EARNINGS/(LOSS)                               $   848,896       $      778,915           $   326,025      $     (85,526)
                                                  ===========       ==============           ===========      =============
EARNINGS/(LOSS) PER SHARE                         $       .21       $          .16           $       .10      $        (.05)
                                                  -----------       --------------           -----------      -------------
WEIGHTED AVERAGE NUMBER
    OF  COMMON SHARES
    OUTSTANDING                                     2,941,093            3,191,986             2,974,934          3,191,986
                                                    =========            =========             =========          =========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                     -----------------
                                                                                             August 31,             August 31,
                                                                                                1997                   1996
                                                                                                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $    848,896           $    778,915
                                                                                            ------------           ------------
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
     Depreciation and amortization                                                             3,408,966              2,915,914
     Loan cost expense                                                                           231,774                   -
     Minority interest in (loss) earnings of subsidiary                                         (292,712)               (68,362)
     Gain on sale of securities                                                                     -                  (574,954)
     Deferred income tax (benefit) provision                                                    (737,884)               240,190
      Changes in operating assets and liabilities:
       (Increase) decrease in assets:
             Accounts receivable                                                                 580,436             (1,437,441)
             Inventories                                                                      (3,023,285)            (6,347,858)
             Prepaid income taxes                                                                263,068                   -
             Prepaid expenses and other current assets                                          (492,136)              (547,901)
             Other assets                                                                        (54,864)                24,385
       Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                            (3,005,717)             2,881,511
             Dividends payable                                                                     3,695                   -
             Income taxes payable                                                                 26,128               (117,820)
                                                                                            ------------            -----------
             Total adjustments                                                                (3,092,531)            (3,032,336)
                                                                                            ------------            -----------
             Net cash used in operating activities                                            (2,243,635)            (2,253,421)
                                                                                            ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                                            2,984,020              5,473,931
   Purchase of property, plant and equipment                                                    (882,473)            (2,129,906)
   Acquisition of intangible assets                                                              (91,658)            (2,137,810)
   Disposal of property, plant and equipment                                                       2,904                   -
                                                                                            ------------            -----------
   Net cash provided by investing activities                                                   2,012,793              1,206,215
                                                                                            ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of revolving credit line                                                          11,800,000              2,750,000
   Repayment of debt                                                                         (16,774,701)            (1,022,627)
   Proceeds from term loan                                                                     6,300,000              1,500,000
   Net increase in stockholder loans                                                             (42,424)               (11,880)

   Net proceeds from sale of securities                                                             -                 1,774,954
   Purchase of treasury stock                                                                   (907,679)                  -
   Dividends paid                                                                               (184,889)              (184,889)
                                                                                             -----------            -----------
   Net cash provided by financing activities                                                     190,307              4,805,558
                                                                                             -----------            -----------
  Net (decrease) increase of cash and cash equivalents                                           (40,535)             3,758,352
  Cash and cash equivalents at beginning of period                                             2,885,517                928,761
                                                                                             -----------            -----------
  Cash and cash equivalents at end of period                                                 $ 2,844,982            $ 4,687,113
                                                                                             ===========            ===========

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED AUGUST 31, 1997

1.  Basis of Presentation:

                The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of August 31, 1997 and the results of operations and statements of cash flows for the nine month periods ended August 31, 1997 and August 31, 1996. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations and cash flows for the nine month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

5.  Inventories:

               Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                                                 August 31, 1997            November 30, 1996
                                                                 ---------------            -----------------
                                                                   (Unaudited)
                               Raw materials                      $10,518,321                 $  5,829,483

                               Work-in-process                      5,259,160                    9,211,383
                               Finished goods                      10,518,320                    8,231,650
                                                                  -----------                 ------------
                                                                  $26,295,801                 $ 23,272,516
                                                                  ===========                 ============

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED AUGUST 31, 1997
                                 (Continued)

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

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, Common Stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the nine month periods ended August 31, 1997 and August 31, 1996 totaled $225,630 and $275,483, respectively. The Company paid a cash dividend in April 1997 and April 1996.

         On July 18, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own Common Stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

         On July 21, 1997, the Board of Directors authorized the increase of the conversion rate of the Company's Series A Convertible Preferred Stock from 3/10 of a share of the Company's Common Stock for each share of Preferred Stock to 1 1/2 shares of the Company's Common stock for each share of Preferred Stock. The increase of the conversion rate was for a period of 45 days and ended on September 3, 1997, at which time the conversion rate returned to the original rate of 3/10 of a share of the Company's Common Stock per share of Preferred Stock.

                                                                 Nine Months Ended                    Three Months Ended
                                                                 -----------------                    ------------------
                                                             August 31,       August 31,           August 31,     August 31,
                                                               1997               1996                1997           1996
                                                               ----               ----                ----           ----
                                                            (Unaudited)       (Unaudited)        (Unaudited)    (Unaudited)
          Net earnings (loss)                               $   848,896        $   778,915      $  326,025       $  (85,526)
          Dividends                                             225,630            275,483          40,741           90,594
                                                             ----------        -----------      ----------       ----------
          Earnings (loss) available to
             common shareholders                            $   623,266        $   503,432      $  285,284       $ (176,120)
                                                            -----------        -----------      ----------       ----------
          Weighted average number of
             shares                                           2,941,093          3,191,986       2,974,934        3,191,986
                                                              ---------        -----------       ---------        ---------
          Earnings (loss) per share                         $       .21        $       .16       $     .10       $     (.05)
                                                            ===========        ===========       =========       ==========

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED AUGUST 31, 1997
                                 (Continued)

7.      Major Customer:

         Sales to a major customer approximated 16% of total sales for the nine month period ended August 31, 1997.

8.      Income Taxes:

         The tax effects of temporary differences that give rise to the deferred tax liability at August 31, 1997 consist principally of the Company's investment in subsidiary, depreciation and amortization.

9.       Long-Term Debt:

                                                                                      August 31, 1997        November 30, 1996
                                                                                      ---------------        -----------------
                                                                                        (Unaudited)
         Long-term debt consists of the following:
         Revolving lines of credit (a) (c)                                            $ 9,800,000               $10,000,000
         Term loan, payable in monthly installments
            of $105,000, plus interest at prime, through
            September 2002; collateralized by the
            Company's assets (b) (c)                                                    6,300,000                -
         Term loan, payable in quarterly installments
            of $200,000, plus interest at prime, through
            August 2000; collateralized by the Company's
            assets (b) (c)                                                               -                        3,000,000
         Term loan, payable in quarterly principal
            installments of $75,000, plus interest at prime,

            through February 2001; collateralized by the
            Company's assets (b) (c)                                                     -                        1,350,000
         Term loan, payable in monthly installments of
            $5,800 plus interest at prime; collateralized
            by certain equipment (b)                                                     -                          348,000
         Capital lease obligations, expiring in various
            years through 2001, payable in monthly
            installments approximating $3,750                                             156,576                   196,277
         Other                                                                            -                          37,000
                                                                                      -----------               -----------
                                                                                       16,256,576                14,931,277
         Less current portion                                                           1,188,802                 1,328,509
                                                                                      -----------               -----------
                                                                                      $15,067,774               $13,602,768
                                                                                      ===========               ===========

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED AUGUST 31, 1997
                                 (Continued)

         (a) Revolving Credit Line

         On August 20, 1997 the Company and its subsidiary entered into a revolving credit agreement (the "New Agreement") with a new bank which extends through September 2000. The New Agreement provides for aggregate borrowings of up to $15,000,000 for the Company and $4,000,000 for its subsidiary. The rate of interest payable under the New Agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line. This New Agreement replaced an existing revolving credit agreement which was due to expire in September 1999.

         (b) Term Loan Facility

         On August 20, 1997 the Company entered into a term loan facility with a new bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $6,300,000 at August 31, 1997 is payable in monthly installments of $105,000 plus interest at prime. Payments will commence on October 1, 1997 and continue through September 1, 2002 when the remaining principal amount is due. A portion of the proceeds were used to re-pay existing indebtedness under prior term loan obligations.

         (c) The revolving line of credit and term loan facility contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

         The prime rate at August 31, 1997 was 8 1/2%.

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED AUGUST 31, 1997
                                 (Continued)

10.      Commitments:

         The Company is party to an amended supply agreement with a vendor. Pursuant to this agreement, PDK is required to make minimum annual purchases of $2,500,000 or pay the sum of $100,000 (pro-rated based on purchases). As of August 31, 1997, the Company exceeded the minimum annual purchase requirement.

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

                         PDK LABS INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the nine and three month periods ended August 31, 1997 approximated $35,075,000 and $13,580,000 respectively, as compared to $33,214,000 and $11,936,000 in the corresponding periods. Gross profit for the six and three month periods ended August 31, 1997 amounted to approximately $15,753,000 (45% of sales) and $6,383,000 (47% of sales), respectively as compared to $11,877,000 (36% of sales) and $3,977,000 (33% of sales) in the corresponding periods in the prior year. The increase in sales and gross profit is principally attributable to the Company entering into a new exclusive supply agreement with a major non-affiliated customer.


         Selling, general and administrative expenses approximated $14,092,000 and $5,828,000 for the nine and three month periods ended August 31, 1997, respectively. As a percentage of sales, these amounts represent 40% and 43% respectively, as compared to 32% and 33% in the corresponding periods in the prior year. The increase is principally attributable to a royalty fee being paid in connection with a supply agreement with a major non-affiliated customer.

         In December 1996, the Company amended its Supply Agreement ("Amended Agreement") with Compare Generiks, Inc., ("CGI"). The Amended Agreement provides for the Company to supply CGI with certain products at prices based on the Company's material cost plus a specified mark-up.

         In March 1997, the Company entered into a second five year Supply Agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         In May 1997, the Company entered into an exclusive supply agreement ("New Agreement") with a non-affiliated pharmaceutical distributor (the "distributor") for a three year term. The new agreement supercedes the Company's Exclusive Supply and Licensing Agreement with this distributor dated October 16, 1995. Under the New Agreement, the Company was granted exclusive supply rights to distribute certain products to the distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the distributor equal to the difference between (i) the purchase price as billed to the customers and (ii) an amount equal to the material cost of the products times a fixed percentage.

         Interest expenses, net of interest income was $671,000 and $281,000 for the nine and three month periods ended August 31, 1997, as compared to $329,000 and $112,000 in the corresponding periods in the prior year. The increase is principally attributable to increased bank borrowings.

                         PDK LABS INC. AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

Liquidity and Capital Resources

         The Company had net working capital of approximately $35,555,000 at August 31, 1997

         The Company's statement of cash flows reflects cash used in operating activities of approximately $2,244,000. This use of cash reflects increases in operating assets, such as inventories ($3,023,000), prepaid expenses and other current assets ($492,000) and decreases in operating payables such as accounts payable and accrued expenses ($3,006,000) offset by a decrease in accounts receivable ($580,000), prepaid income taxes ($263,000), depreciation and amortization expense of ($3,409,000), and an adjustment for loan costs of

($232,000).

         Net cash provided by investing activities approximated $2,013,000, principally attributable to the sale and maturity of securities ($2,984,000), net of acquisition of property, plant and equipment ($882,000), and the acquisition of intangible assets ($92,000).

         The statement also reflects net cash provided by financing activities of approximately $190,000 representing bank borrowings net of repayments ($1,326,000) offset by the purchase of treasury stock ($908,000), payment of cash dividends ($185,000) and increase in shareholder loans of ($42,000).

         During the nine month period ended August 31, 1997, the Company repurchased 164,500 shares of its own stock at an average price of $5.52 per share. On July 18, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own Common stock, par value $.01, in the public market. As of August 31, 1997, the Company had authorization to repurchase an additional $757,000 worth of its own stock.

         On August 20, 1997, the Company and its subsidiary entered into a revolving credit agreement (the "New Agreement") with a new bank which extends through September 2000. The New Agreement provides for aggregate borrowings of up to $15,000,000 for the Company and $4,000,000 for its subsidiary. The rate of interest payable under the New Agreement is, at the Company's option, a function of the prime rate or the Eurodollar rate. The parent and its subsidiary are jointly and severally liable for the unpaid balance of this credit line. This agreement replaced an existing revolving credit agreement which was due to expire in September 1999.

         The Company also entered into a new Term Loan Facility with a new bank. The term loan aggregating $6,300,000 at August 31, 1997, is payable in monthly installments of $105,000, plus interest at prime through September 1, 2002. A portion of the proceeds were used to repay existing indebtedness under prior term loan obligations. Loan costs of approximately $232,000 related to the existing indebtedness were charged to operations in the three months ended August 31, 1997 in connection with these transactions.

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1996.

         Item 4 - Submission of Matters to a Vote of Security-Holders

         On August 1, 1997, the Company held its annual meeting of stockholders. The following directors were re-elected to the Company's Board of Directors:

         Michael Krasnoff

         Stanley Krasnoff
         Ira Helman
         Hartley T. Bernstein
         Robin Marks-Kauffman

         In addition, the stockholders ratified the appointment of Holtz Rubenstein & Co., LLP as the Company's certified public accountants.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        PDK LABS INC.

Dated: October 15, 1997                By:     /s/ Karine Hollander
                                           ------------------------
                                           Karine Hollander
                                           Chief Financial Officer