Form 10-K
period 1997-11-30
PDK LABS INC
filed 1998-03-10
CIK 855352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended November 30, 1997.

         |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from              to                 .
                                       --------------   ----------------

Commission File No.   0-19121

                                  PDK LABS INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                     11-2590436
-------------------------------               --------------------------------
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York                                         11788
---------------------                                     ----------
(Address of Principal                                     (Zip Code)
  Executive Offices)


Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

                Units consisting of One (1) share of Series A
              convertible Preferred Stock, one redeemable Class
               B Warrant and one (1) redeemable Class C Warrant
              -------------------------------------------------
                               (Title of Class)

         Series A convertible Preferred Stock, $.01 par value per share
         --------------------------------------------------------------
                                (Title of Class)

                           Redeemable Class B Warrant
                           --------------------------
                                (Title of Class)

                           Redeemable Class C Warrant
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Issuer's revenues for its most recent fiscal year were $51,352,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of February 19, 1998, was approximately $17,386,000.

         Number of shares outstanding of the Registrant's common stock, as of February 19, 1998, was 3,557,153.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
                                                        ----

                                     PART I
                                     ------

Item 1.  BUSINESS

General


         PDK Labs Inc. ("PDK" or "Company") manufactures and distributes over-the-counter ("OTC") non-prescription pharmaceutical products and vitamins. The Company's line of products primarily consists of non-prescription pain relievers, decongestants, bronchodialators, and a broad range of vitamins and nutritional supplements. The Company markets its products through regional distributors, private label distribution and various licensing and supply agreements.

         The Company only sells OTC products which have been proven to be generally recognized to be safe and effective for the intended uses. Proposed rules by the Food and Drug Administration have established, after an expanded review of all OTC products, those products that will be generally recognized as safe and effective and non-misbranded. See "Business Government Regulation."

         The Company's non-prescription pharmaceutical products contain active ingredients which are identical to those contained in non-prescription products sold under national and regional brand names, private label brands, local or regional products, and products sold by other national and regional direct mail marketers. For instance, the Company's acetaminophen products are similar to Tylenol(R); its antihistamine tablets are similar to Benadryl(R); and its decongestant products are similar to Actifed(R) and Sudafed(R).

         The Company also sells products through its majority owned public subsidiary, Futurebiotics, Inc. ("Futurebiotics"). Futurebiotics' product line consists of more than 150 items, including multi-vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes and specific specialty supplements. Futurebiotics currently sells its products to health food distributors. In addition, Futurebiotics currently sells products in several international markets including South America, Central Europe, Hong Kong, Malaysia, Japan, and Scandinavia.

         The Company was incorporated under the laws of the State of New York on July 6, 1982.

Marketing

         The Company markets its products to customers through direct salespersons, manufacturers representatives, and various supply and licensing agreements. Approximately 23% of the Company's total revenue for the fiscal year ended November 30, 1997 was from sales by its Futurebiotics subsidiary. Private label sales accounted for 65% of the Company's total revenue for the fiscal year ended November 30, 1997. Sales under various supply and licensing agreements accounted for 40% of the Company's total revenue for the fiscal year ended November 30, 1997.

         The Company supplies a third party under an exclusive supply agreement with dietary supplements and a broad range of OTC non-prescription pharmaceutical products. This agreement expires in October 2000 and is automatically renewable for successive one (1) year terms.


         In addition, on March 24, 1997, the Company entered into an additional exclusive supply and licensing agreement with this same third party pursuant to which the Company granted an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTC pharmaceuticals and the exclusive right to distribute products bearing such names. This agreement has a five (5) year term which automatically renews for successive periods of one (1) year. In consideration for the license, the third party agreed to pay an annual license fee to the Company. The fee is payable at the option of the third party in either cash or the publicly traded common stock of the third party. Sales to this customer approximated $5,485,000 for the fiscal year ended November 30, 1997.

         On May 5, 1997, the Company renegotiated an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated distributor (the "Distributor") for a three (3) year term. Under the New Agreement, the Company was granted exclusive supply rights to distribute certain products to the Distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee based on sales to these customers.

         The New Agreement superseded a prior Exclusive Supply and Licensing Agreement (the "Original Agreement") pursuant to which the Company had supplied the Distributor with all of its requirements for vitamins and OTC non-prescription products. The Company also terminated an exclusive license to use the trademarks "MaxAlert" and "Heads Up", and its trademarks for its ginseng products, and the exclusive right to distribute products bearing such names granted to the Distributor.

         Sales to this Distributor made pursuant to the Original Agreement accounted for 8% of total revenue for the fiscal year ended November 30, 1997. The Company recognized license fees of $25,000 for the fiscal year ended November 30, 1997 in connection with the Original Agreement.

         The Company markets its various OTC pharmaceuticals and vitamin products under various brand names to drug store chains, health food stores, health food store distributors, convenience stores, and other various retailers.

Manufacturing

         The Company's manufacturing facility is located in Hauppauge, New York. Approximately 70% of the sales volume of the Company's products are manufactured and/or packaged by the Company. The Company has the current capacity to manufacture 6 billion tablets and/or capsules annually. In addition, the Company can package 60 million bottles annually. Manufacturing and packaging equipment has been dramatically increased in fiscal 1997. The Company believes that the expanded capacity of its manufacturing facility is adequate to meet the requirements of its current and future business.

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

         The manufacture of all of the Company's products is subject to current Good Manufacturing Practices prescribed by the FDA and by the Company's own quality control procedures. See "Business - Government Regulation" below. The Company uses tamper resistant caps on all of its OTC products with an inner seal that indicates whether the container has been opened prior to sale. In addition, the Company seal wraps each container for added protection.

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

         The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement expires in May 1999 and is automatically renewable for successive one (1) year periods thereafter. For the fiscal year ended November 30, 1997, the Company made purchases of approximately $4,386,000 pursuant to this agreement. See "Certain Relationships and Related Transactions."

         In addition, on November 30, 1997, the Company entered into a packaging agreement with SSI. SSI agreed to package Futurebiotics products for the Company for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement is for two (2) years, renewable for successive one (1) year periods thereafter. The Company is obligated to purchase 1,000,000 bottles of Futurebiotics products per annum during the term of the agreement. See "Certain Relationships and Related Transactions."


         Although raw materials are available from numerous sources, two suppliers currently provide approximately 16% and 12% of the Company's purchases. No other supplier accounts for more than 10% of the Company's raw material purchases.

Product Liability

         The Company may potentially be exposed to product liability claims by consumers. Such claims arise as the result of, among other things, the misuse of a Company product or the tampering of a product. In the event of a successful suit against the Company, insufficiency of insurance coverage or inadequacy of indemnification, there could be a material adverse effect on the Company.

Competition

         The industry in which the Company is engaged is characterized by intense competition. The Company competes against established pharmaceutical and consumer product companies that currently market products which have identical active ingredients or are equivalent or functionally similar to or in competition with those the Company markets. Moreover, many of the Company's competitors and their products have national and regional name brand recognition. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with the Company's products. Examples of the many products which have achieved significant brand name recognition which are competitive with the Company's products include Tylenol(R), Advil(R), Nuprin(R), Benadryl(R), Actifed(R), Sudafed(R), No-Doz(R), Vivarin(R), and Dexatrim(R). The Company believes it competes effectively against its competitors on the basis of price and service.

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

Government Regulation

         The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities may also be regulated by various agencies of the states and localities in which the Company's products are sold.


         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date, as extended, of March 23, 1999. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

         Several of the raw materials used by the Company in its manufacturing process are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals.

         The FDA proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are manufactured and sold by the Company from the over-the-counter market. During this past year several states have already taken action on an individual state by state basis, to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or phenylpropanolamine ("PPA") containing products.

         The Drug Enforcement Administration (the "DEA") has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Previously, the restrictions were limited to certain ephedrine products. The restrictions on pseudoephedrine and PPA became effective in October 1997 and DEA registration requirements are now effective. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. There are certain registration exemptions in place for retail stores. The Company has applied for its own registration with the DEA. That registration remains pending and the Company continues to operate under an exemption. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to manufacture and distribute these products. The Company's customers who have not applied for such registration or have been rejected, can no longer market the Company's products containing the three ingredients in question.

         Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

Employees

         As of February 19, 1998, the Company employed 162 full-time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Item 2.  PROPERTIES.

         The Company leases a 44,000 square foot facility in Hauppauge, New York. This facility serves as the Company's corporate headquarters and manufacturing/production center. The annual rent is $242,000 and increases up to $286,000 in the final year. The current lease has three years remaining.

         In 1995, the Company leased a second property in Hauppauge, New York. This 30,000 square foot property serves as the Company's distribution center. This lease is for a term of five years with an annual rental of $172,500.

         The Company also leases additional space in Hauppauge, New York on a month-to-month basis which is being utilized for storage.

         In 1997, the Company leased a third property in Hauppauge, New York. This 26,000 square foot property serves as an additional distribution facility for the Company. This lease is for a three (3) year term at an annual rental of $153,400.

Item 3.  LEGAL PROCEEDINGS.

         Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

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

         On July 29, 1996, the Company served a complaint (the "Complaint") against a former executive in a litigation entitled PDK Labs Inc. v Perry Krape in the Supreme Court of the State of New York, County of Suffolk. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The Complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment Agreement and the Amendment, engaged in unfair competition, breached the terms of the personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to the Company.

         In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and claims. The executive's Counterclaim, asserts in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. PDK and the directors deny that they engaged in any improper conduct which would support the executive's Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

         Donald Zinman ("Zinman") served and filed a complaint (the "Zinman Complaint") against PDK and its majority-owned subsidiary, Futurebiotics, Inc. ("Futurebiotics") dated May 16, 1997 in a litigation entitled Zinman v. PDK Labs Inc. and Futurebiotics, Inc. in the Eastern District of New York. The Zinman Complaint alleges breach of contract in that PDK failed to pay amounts under an Amended Consulting Agreement between Zinman and PDK.

         In their Answer and Counterclaim dated July 7, 1997 PDK and Futurebiotics answer and assert counterclaims and setoffs.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Preferred Stock is regularly quoted and traded on the NASDAQ system under the symbols PDKL and PDKLP, respectively. Since November 8, 1995, the Old Warrants are not quoted or traded on the NASDAQ system.

         In addition, the Company's Class B Warrants and the Class C Warrants traded on the NASDAQ system until December 31, 1996 and they expired on April 13, 1997.

         The Company invested $983,000 in its own stock in fiscal 1997,

repurchasing 176,500 shares at an average price of $5.57. In addition, the Company repurchased 9,000 shares at an average price of $8.25 between December 1, 1997 and February 19, 1998. As of February 19, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.

         The following table indicates the high and low bid prices for the Company's Common Stock, Preferred Stock, Class B Warrants and Class C Warrants for the period up to November 30, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.


Common Stock

                  1995 Calendar Year
                  ------------------

                  Fourth Quarter                  5 1/8                 2 3/8

                  1996 Calendar Year

                  First Quarter                   4 3/4                 3 1/2

                  Second Quarter                  3 7/8                 3 1/8

                  Third Quarter                   4 7/8                 3 1/4

                  Fourth Quarter                  6 3/8                 3 7/8

                  1997 Calendar Year
                  ------------------

                  First Quarter                   7                     4 7/8

                  Second Quarter                  6 3/8                 3 7/8

                  Third Quarter                   5 1/2                 4 3/8

                  Fourth Quarter                  7                     4 5/8

Preferred Stock

                  1995 Calendar Year
                  ------------------

                  Fourth Quarter                  4 3/4                 3 1/4

                  1996 Calendar Year

                  ------------------

                  First Quarter                   4 1/2                 3 3/4

                  Second Quarter                  5 3/8                 4

                  Third Quarter                   5                     4

                  Fourth Quarter                  5 3/4                 4 1/2

                  1997 Calendar Year
                  ------------------

                  First Quarter                   6 5/8                 5

                  Second Quarter                  6 1/2                 4

                  Third Quarter                   8                     5 1/4

                  Fourth Quarter                  7 1/2                 6 3/4

         Class B Warrants

                  1995 Calendar Year
                  ------------------

                  Fourth Quarter                  DID NOT TRADE

                  1996 Calendar Year
                  ------------------

                  First Quarter                   DID NOT TRADE

                  Second Quarter                  DID NOT TRADE

                  Third Quarter                   DID NOT TRADE

                  Fourth Quarter                  DID NOT TRADE

                  1997 Calendar Year
                  ------------------

                  First Quarter                   DID NOT TRADE

                  April 1 - April 13              DID NOT TRADE

         Class C Warrants


                  1995 Calendar Year
                  ------------------

                  Fourth Quarter                    1/32                  1/32

                  1996 Calendar Year
                  ------------------

                  First Quarter                   DID NOT TRADE

                  Second Quarter                  DID NOT TRADE

                  Third Quarter                   DID NOT TRADE

                  Fourth Quarter                  DID NOT TRADE

                  1997 Calendar Year
                  ------------------

                  First Quarter                   DID NOT TRADE

                  April 1 - April 13              DID NOT TRADE



         On February 19, 1998, the closing price of the Common Stock as reported on the NASDAQ System was $7.50. On February 19, 1998, the closing price of the Preferred Stock reported on the NASDAQ System was $7.88. On February 19, 1998, there were 736 holders of record of Common Stock.

         On April 15, 1997, the Company paid $.25 per share of Preferred Stock dividend to holders of record on April 9, 1997 payable in cash. On October 15, 1997, the Company paid $.24 per share of Preferred Stock dividend to holders of record on October 10, 1997 payable in cash.

Item 6.  SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA


                                                                            November 30,
                                         1997           1996              1995             1994              1993
                                         ----           ----              ----             ----              ----
Total Assets                         $54,221,463     $53,254,508       $41,943,131      $33,533,057       $25,683,948

Long-Term Obligations,
  net of current portion              15,433,614      13,602,768         8,251,463        4,356,000           737,195
Stockholders' Equity                  28,304,895      26,661,208        24,436,952       22,440,061        19,294,966


SUMMARY INCOME STATEMENT DATA

                                                            Years Ended November 30,
                                         1997           1996              1995             1994              1993
                                         ----           ----              ----             ----              ----
Revenues                             $51,351,803     $46,562,870       $31,903,558      $21,151,667       $18,748,430
Operating Income                       2,682,250       2,356,378         1,681,182        1,435,794         1,418,225
Net Income (Loss)                      1,559,309       1,612,806          (180,101)       1,773,792           780,290
Net Income (Loss) Per
  Common Share                             $0.41           $0.40            ($0.24)           $0.71             $0.00
Average Number of
   Common Shares
   Outstanding                         3,095,660       3,088,486         2,559,232        1,797,316           900,304


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1997 compared to Fiscal Year 1996

         Net sales for fiscal year ended 1997 were approximately $51,352,000 as compared to net sales in 1996 of $46,563,000. Gross profit amounted to $25,510,000 (50% of sales) in 1997 as compared to $19,275,000 (41% of sales) in 1996. The increase in sales and gross profit is principally attributable to the Company renegotiating an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "Distributor") in May 1997. The New Agreement supercedes a prior Exclusive Supply and Licensing Agreement with the Distributor dated October 16, 1995. Under the New Agreement, the Company was granted exclusive supply rights to sell certain products directly to the Distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the Distributor based upon the gross profit earned on sales to those customers.

         Selling, general and administrative expenses were $15,402,000 in 1997 and $16,918,000 in 1996. As a percentage of sales, selling, general and administrative expenses were 30% in 1997 and 36% in 1996. The overall decrease as a percentage of sales is primarily attributable to decreased advertising and marketing costs and an increase in sales resulting from the Company's renegotiation of its Exclusive Supply Agreement with a non-affiliated pharmaceutical distributor. Royalty expenses under the renegotiated supply agreement approximated $7,426,000.

         In December 1996, the Company amended its Supply Agreement ("Amended Agreement") with Compare Generiks, Inc., ("CGI"). The Amended Agreement provides for the Company to supply CGI with certain products at prices based on the Company's material cost plus a specified mark-up.

         In March 1997, the Company entered into a second five year Supply Agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges. In consideration for the agreement, CGI agreed to pay an annual license fee of $500,000 to the Company. The fee is payable, at the option of CGI, either in cash or in shares of CGI's common stock. Total sales to CGI approximated $5,485,000 and $1,459,000 for 1997 and 1996, respectively.

         On November 30, 1997, the Company entered into a multi-year supply and packaging agreement (the "agreement") with Superior Supplements Inc., ("Superior"), which provides for Superior to supply and package certain products for PDK. In the event that PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 on a pro-rata basis, as liquidated damages. Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         Interest expenses, net of interest income, was $905,000 in 1997, as compared to $490,000 in 1996. The increase in interest expense in 1997 is a result of greater borrowings to finance the purchase of additional machinery and equipment, make necessary plant modifications, and meet working capital needs.

         The provision for income taxes reflects an effective tax rate of 37% in 1997 and 41% in 1996. The rate for 1997 was lower as a result of the Company recognizing a tax benefit on its proportionate share of Futurebiotics' loss.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

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

         Selling, general and administrative expenses were $16,918,000 in 1996 and $13,115,000 in 1995. As a percentage of sales, selling, general and administrative expenses were 36% in 1996 and 41% in 1995. The overall decrease as a percentage of sales is primarily attributable to the Company having entered into an Exclusive Supply and License Agreement with a major non-affiliated customer in 1995. Sales to this customer accounted for 55% of total revenue for the fiscal year ended November 30, 1996. As a result of this agreement, the Company manufactured and sold products under this contract with minimal sales and marketing expenses.

         On May 14, 1996, the Company entered into a supply agreement with Superior Supplements, Inc. ("Superior"), pursuant to which Superior agreed to supply PDK with certain products for a three (3) year period, renewable for successive one (1) year periods thereafter.

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

         Management believes that inflation did not have a material effect on operations or the financial condition in 1997, 1996 and 1995. Management also believes that its business is not seasonal; however, significant promotional activities have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources


         The Company had working capital of approximately $38,165,000 and $31,855,000 at November 30, 1997 and 1996, respectively.

         The Company's statement of cash flows for 1997 reflects cash used in operating activities of approximately $503,000. This use of cash includes net earnings ($1,559,000), an adjustment for depreciation and amortization ($4,754,000), an increase in due from supplier ($796,000), and an increase in royalties payable ($1,600,000), which were offset by adjustments for the minority interest in the loss of subsidiary ($498,000) and the deferred income tax benefit ($794,000), increases in operating assets such as accounts receivable ($924,000) and inventories ($4,834,000), and a decrease in accounts payable ($2,820,000).

         Net cash provided by investing activities approximated $832,000 principally attributable to the sale and maturity of securities ($1,901,000) and the proceeds from sale of assets ($407,000), offset by the purchase of property, plant and equipment ($1,350,000) and the acquisition of intangibles ($125,000).

         The statement also reflects net cash provided by financing activities of approximately $519,000, representing bank borrowings net of repayments ($1,803,000), offset by payment of cash dividends ($301,000) and the purchase of treasury stock ($983,000).

         The Company reacquired $983,000 of its common stock in fiscal 1997, repurchasing 176,500 shares at an average price of $5.57. On July 18, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 of its common stock in the public market. As of February 19, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.

         On July 21, 1997, the Board of Directors authorized an increase in the conversion rate of the Company's Series A Convertible Preferred Stock from .3 shares of Common Stock for each share of Preferred Stock to 1.5 shares of the Company's Common Stock for each share of Preferred Stock. The increase in the conversion rate was for a period of 45 days and ended on September 3, 1997, at which time the conversion rate returned to the original rate. During the conversion period, 241,445 shares of Preferred Stock were converted into 365,167 shares of Common Stock.

         In August 1997, the Company and its subsidiary entered into credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement, which expires in September 2000, provides for aggregate borrowings of up to $15,000,000 with a sublimit of $11,000,000 for the Company and $4,000,000 for its subsidiary. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or Eurodollar rate plus 1.75%, at the Company's option.


         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis, The term loan, aggregating $6,090,000 at November 30, 1997, is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due. A portion of the proceeds were used to repay existing indebtedness under prior term loan obligations.

         The Company and its subsidiary are jointly and severally liable for the unpaid balance under these credit facilities. Borrowings are secured by the assets of the Company and its subsidiary.

         The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III
                                    --------

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The following persons are the current executive officers and directors.


Name                                        Age                        Position
----                                        ---                        --------
Michael B. Krasnoff                         43                         Chairman of the Board,
                                                                       President, Chief Executive
                                                                       Officer and Secretary

Stanley Krasnoff (1)                        70                         Director


Ira Helman                                  66                         Director

Hartley T. Bernstein (2)                    46                         Director and Assistant Secretary

Robin Marks-Kaufman(3)                      44                         Director

Reginald Spinello (4)                       44                         Director and Assistant Secretary

Karine Hollander                            31                         Chief Financial Officer


(1) Stanley Krasnoff is the father of Michael Krasnoff, President, Chief Executive Officer and Secretary of the Company.

(2) Hartley T. Bernstein resigned as a Director and the Assistant Secretary of the Company on August 5, 1997.

(3) Robin Marks-Kaufman resigned as a Director of the Company as of February 26, 1998.

(4) Reginald Spinello was appointed as a Director and the Assistant Secretary of the Company on August 5, 1997.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

         Outside directors shall receive Ten Thousand Dollars ($10,000) per year as compensation for their services. Directors who are also officers of the Company do not receive any compensation for serving on the Board of Directors. All Directors are reimbursed by the Company for any expenses incurred in attending Director's meetings.

Background of Executive Officers and Directors

         Michael B. Krasnoff has been the President and Chief Executive Officer of the Company since July 31, 1991. Mr. Krasnoff was the Chief Financial Officer of the Company from July 31, 1991 until March 2, 1997. Mr. Krasnoff had been Executive Vice President of the Company since July 1989, and has been a Director since August 1, 1989. Mr. Krasnoff has been the Secretary of the Company since April 1, 1990. Mr. Krasnoff also serves as a director and officer of the Company's subsidiary, Futurebiotics, Inc. Mr. Krasnoff received a B.A. degree from State University of New York at Buffalo and an M.B.A. degree in Accounting and Finance from New York University Graduate School of Business Administration.

         Stanley Krasnoff has served as a Director of the Company since January 1991. Mr. Krasnoff also served as a director of the Company's subsidiary, Futurebiotics, Inc. until December 2, 1997. He was a founder and Executive Vice

President of Nature's Bounty, Inc. from 1961 through 1982. Since 1982, Mr. Krasnoff has been a private investor. Mr. Krasnoff is a graduate of the New York University School of Business Administration. Mr. Krasnoff is the father of Michael Krasnoff, who is a director of the Company and President, Chief Executive Officer and Secretary of PDK.

         Ira Helman has served as a Director of the Company since August 1989. For the past 30 years, Mr. Helman has been an independent investor and financial consultant as well as a breeder and owner of harness horses. Mr. Helman received his B.A. degree from Princeton University and his law degree from Brooklyn Law School.

         Hartley T. Bernstein was a Director of the Company from September 1991 until August 5, 1997 and is a member of the law firm of Bernstein & Wasserman, LLP specializing in corporate and securities law. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979- 1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also served as a director of the Company's subsidiary, Futurebiotics, Inc. until July 22, 1997, and CGI until July 22, 1997. Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in corporate negotiations and has served previously on the adjunct faculties of New York Law School and Mercy College. He is also an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Business Radio Network and Money Radio. Mr. Bernstein graduated from Columbia University with a B.A. and received his J.D. from New York University School of Law.

          Ms. Marks-Kaufman was a Director of the Company through February 26, 1998. She is an assistant professor of psychology at Tufts University. Ms. Marks-Kaufman has a degree in biology from Cornell University and received her Ph.D. in psychology from Tufts University. She is on the faculty at the Institute of Human Nutrition at Columbia University where she conducted research on diet and metabolism, diet selection, and drug addition. She has published numerous scientific articles, and is co-editor of The Columbia University Encyclopedia of Nutrition.

         Reginald Spinello has been a Director of the Company since August 5, 1997. He has been the Executive Vice President of the Company since September 1993. Mr. Spinello joined PDK Labs Inc. in September 1991 as Vice President of Operations. He has been the President and a Director of the Company's subsidiary, Futurebiotics, Inc. since its formation in March, 1994 and Chief Executive Officer since December 2, 1997. In addition, he has been a Director of SSI since May, 1996. Prior to joining the Company, Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Prior to Internal Reinforcements, Mr. Spinello was Founder and President of Superior Supplements

(a company with no affiliation to SSI). Mr. Spinello sold his entire interest in this company in 1985 and the company was dissolved in 1992. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

         Karine Hollander has been the Company's Chief Financial Officer since March 3, 1997. She had been the Comptroller of the Company since September 1994. From 1989 until joining the Company Ms. Hollander was employed by the accounting firm of Holtz Rubenstein & Co., LLP. Ms Hollander received a B.A. degree in Accounting from Dowling College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended November 30, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied except that a report required to be filed upon the appointment of Karine Hollander as Chief Financial Officer was inadvertently filed after the due date.

Item 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation
                                                                                  -----------------------------------
                                                Annual Compensation                   Awards             Payouts
                                         -------------------------------------     -------------   ------------------
            (a)                (b)       (c)           (d)         (e)                 (f)           (g)        (h)        (i)
                                                                                   Restricted                          All
                                                               Other               Stock                      LTIP     Other
                                                               Annual              Awards          Options/   Payouts  Compensation
Name and Principal Position   Year    Salary($)      Bonus($)  Compensation($)     ($)             SARs(#)    ($)      ($)
----------------------------  ----    ---------      -------   ----------------    -------------   --------  --------- ------------
Michael Krasnoff, CEO         1997     $400,000      $300,000      $   -0-          $   -0-          -0-      $  -0-     $ -0-

                              1996     $400,000      $250,000      $200,000(1)      $   -0-          -0-      $  -0-     $ -0-
                              1995     $400,000      $250,000      $125,000(1)      $650,000(2)      -0-      $  -0-     $ -0-

Reginald Spinello, V.P. of
 Operations                   1997     $250,000      $200,000      $   -0-          $   -0-          -0-      $  -0-     $ -0-
                              1996     $200,000(3)   $150,000      $   -0-          $   -0-          -0-      $  -0-     $ -0-
                              1995     $200,000(3)   $125,000      $ 75,000(1)      $325,000(5)      -0-      $  -0-     $ -0-

Karine Hollander, CFO         1997     $110,000      $ 60,000      $   -0-          $   -0-          -0-      $  -0-     $ -0-
                              1996     $ 85,000      $   -0-       $   -0           $   -0-          -0-      $  -0-     $ -0-
                              1995     $ 67,500      $ 25,000      $   -0-          $ 81,250(6)      -0-      $  -0-     $ -0-

--------------------

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

(6) Represents issuance of 50,000 shares in accordance with October 1995 employment agreement. Shares were valued at $1.625 per share.





                                                Aggregated Option/SAR Exercises -
                                                ---------------------------------
                                                   and FY-End Option/SAR Values
                                                   ----------------------------

---------------------------------------------------------------------------------------------------------------------
  (a)                          (b)                       (c)                  (d)                  (e)
                                                                          Number of
                                                                          Securities            Value of
                                                                          Underlying            Unexercised
                                                                          Unexercised           In-the-Money
                                                                          Options/SARs at       Options/SARs at
                                                                          FY-End (#)            FY-End (#)
                           Shares Acquired                                Exercisable/          Exercisable/
Name                       on Exercise (#)         Value Realized($)      Unexercisable         Unexercisable
----                       ---------------         -----------------      -------------         --------------

Michael Krasnoff,
 CEO                            -0-                       -0-               250,000/-0-          $920,000/-0-

In October 1995, Mr. Krasnoff was granted options to purchase 250,000 shares of the Company's common stock at $2.63 per share pursuant to his employment agreement with the Company.

Employment Agreements

         The Company has an employment agreement with Michael Krasnoff, the Company's Chief Executive Officer, (the "Krasnoff Agreement") which provides for Mr. Krasnoff's employment by the Company through December 31, 2005 at a minimum salary of $400,000 per year with cost of living increases. The Krasnoff Agreement also provides for a discretionary bonus as the Board of Directors may determine from time. In October 1995, Mr. Krasnoff was issued 400,000 shares of the Company's Common Stock and options to purchase 250,000 shares of Common Stock at $2.63 per share pursuant to the Krasnoff Agreement. As of November 30, 1997, Mr. Krasnoff owed the Company the sum of $650,000 pursuant to the loan provisions of his employment agreement. The loan bears interest at the prime rate plus 1/2 of 1% per annum. In the event any sums are outstanding upon termination or expiration of the employment agreement, such sums shall be automatically converted to a five (5) year loan which shall be fully amortized over sixty (60) months.

         The Company has an employment agreement with Reginald Spinello, the Company's Executive Vice President, which provides for a minimum salary of $200,000 per year (the "Spinello Agreement"). In October 1995, Mr. Spinello was issued 200,000 shares of Common Stock pursuant to the Spinello Agreement. On November 1, 1997, the Spinello Agreement was amended to remove all restrictions on the vesting of Mr. Spinello's shares and to provide for reimbursement of all taxes incurred by Mr. Spinello with respect to his shares. The Spinello Agreement terminates in October 2002 but may be terminated by the Company, at its sole discretion, on ninety days notice.

         On March 3, 1997, the Company's employment agreement with Karine Hollander, was amended to appoint her as the Company's Chief Financial Officer at a minimum salary of $110,000 per year (the "Hollander Agreement"). In October 1995, Ms. Hollander was issued 50,000 shares of Common Stock pursuant to the Hollander Agreement. On November 1, 1997, the Hollander Agreement was amended to increase Ms. Hollander's salary to $160,000 per year with effect from December 8, 1997, to remove all restrictions on the vesting of Ms. Hollander's shares and to provide for reimbursement of all taxes incurred by Ms. Hollander with respect to her shares. The Hollander Agreement terminates in October 2000 but may be terminated by the Company, at its sole discretion, on ninety days notice.

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of February 19, 1998 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                            AMOUNT AND
                                            NATURE OF
NAME AND ADDRESS                            BENEFICIAL     APPROXIMATE
OF BENEFICIAL OWNER                         OWNERSHIP      PERCENT OF CLASS (3)
-------------------                         ---------      --------------------

Perry D. Krape                               205,488               6.3%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Michael B. Krasnoff                        1,200,000 (1)          34.1
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Ira Helman                                      -0-               -0-
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Stanley  K. Krasnoff                            -0-               -0-
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Robin Marks-Kaufman                             -0-               -0-
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello                            200,000              6.1
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY 11788

Karine Hollander                              50,000              1.5
c/o PDK Labs Inc.
145 Ricefield Lane

Hauppauge, NY  11788

Dune Holdings, Inc.                          200,000              6.1
132 Dune Road
Westhampton Beach, NY 11978

Heartland Advisors, Inc.                     368,500(2)           11.3(2)
790 North Milwaukee Street
Milwaukee, WI  53202

All officers and directors as a
 group (6 persons)                         1,200,000(1)(3)        34.1%



(1) Includes (i) 400,000 shares of common stock issued in accordance with the October 1995 Employment Agreement, (ii) 200,000 shares of common stock owned by Reginald Spinello, (iii) 200,000 shares of common stock owned by Dune Holdings, Inc., (iv) 50,000 shares of common stock owned by Karine Hollander, (v) 100,000 shares of Common Stock owned by Michael Lulkin and
     (vi) options to acquire 250,000 shares of common stock. All of the Spinello, Dune, Hollander and Lulkin shares of common stock are subject to a ten (10) year voting trust held by the Company's Chief Executive Officer, Mr. Krasnoff.

(2) Based on Schedule 13G filed by Heartland Advisors, Inc. with the Securities and Exchange Commission dated December 10, 1997 and amended on February 6, 1998. The Schedule 13G does not identify any shares with respect to which there is a right to acquire beneficial ownership. The Schedule 13G indicates that these shares are held by Heartland Limited Partnership I, a private limited partnership for which Heartland Advisors, Inc. serves as managing general partner with voting and dispositive power. As a result, the partnership may be deemed to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities.

(3) Includes shares beneficially owned by Michael Krasnoff, Ira Helman, Stanley Krasnoff, Reginald Spinello, Karine Hollander and Robin Marks-Kaufman. Dune is not an officer or director of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of November 30, 1997, Mr. Krape owed the Company the sum of $61,000 pursuant to a promissory note dated as of May 1, 1994 (the "Krape Note"). The Krape Note bears interest at 9.0% per annum.

         As of November 30, 1997, Mr. Krasnoff owed the Company the sum of $650,000, pursuant to the loan provisions in the Krasnoff Agreement. The Loan bears interest at the prime rate plus 1/2 of 1% per annum. In the event any sums are outstanding upon termination or expiration of the employment agreement, such sums shall be automatically converted to a five (5) year loan which shall be fully amortized over sixty (60) months.

         Reginald Spinello, a director of the Company and the Company's Executive Vice President, is also a director of SSI. Reginald Spinello and two other directors of SSI have more than fifty percent (50%) voting power of the common stock and the preferred stock of the Company pursuant to a Voting Trust Agreement.

         The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement expires in May 1999 and is automatically renewable for successive one (1) year periods thereafter.

         The Company supplies certain management and personnel to SSI pursuant to a management agreement between the Company and SSI dated July 21, 1997 which provides for the Company to supply certain management services to SSI in consideration for the payment by SSI of a management fee of $10,000 per month.

         In addition, on November 30, 1997, the Company entered into a packaging agreement with SSI. SSI agreed to package Futurebiotics products for the Company for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement is for two (2) years, renewable for successive one (1) year periods thereafter. The Company is obligated to purchase 1,000,000 bottles of Futurebiotics products per annum during the term of the agreement.

Miscellaneous

         For the year ended November 30, 1997, legal fees of approximately $128,000 were incurred for services from the law firm of Bernstein and Wasserman, LLP. For the year ended November 30, 1996, legal fees of approximately $129,000 were incurred for services from the same firm. Hartley T. Bernstein, a partner in the firm, was a Director of the Company until August 5, 1997.

General

         The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV


Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants                    F-1

Consolidated balance sheets as of November 30, 1997 and 1996          F-2

Consolidated statements of operations for the three years ended
         November 30,1997                                             F-3

Consolidated statements of stockholders' equity for the three
         years ended November 30, 1997                                F-4

Consolidated statements of cash flows for the three years ended
         November 30, 1997                                            F-5

Notes to consolidated financial statements                            F-6 - F-17


(a)(2) Financial Statement Schedules.

          Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                         PDK LABS INC. AND SUBSIDIARY
                             REPORT ON AUDITS OF
                      CONSOLIDATED FINANCIAL STATEMENTS

                     THREE YEARS ENDED NOVEMBER 30, 1997

                                   CONTENTS
                                                                          Page
                                                                          ----
Report on Independent Certified Public Accountants                        F-1

Consolidated balance sheets as of November 30, 1997 and 1996              F-2

Consolidated statements of operations for the
  three years ended November 30, 1997                                     F-3

Consolidated statement of stockholders' equity
  for the three years ended November 30, 1997                             F-4

Consolidated statements of cash flows for the
  three years ended November 30, 1997                                     F-5


Notes to consolidated financial statements                            F-6 - F-17

                          Independent Auditors' Report


Board of Directors and Stockholders
PDK Labs Inc. and Subsidiary
Hauppauge, New York

We have audited the consolidated balance sheets of PDK Labs Inc. and Subsidiary as of November 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDK Labs Inc. and Subsidiary as of November 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.


                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 13, 1998

                          PDK LABS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                         November 30,
                                                                             ----------------------------------
           ASSETS  (Note 8)                                                       1997                  1996
           ------                                                            -------------         ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   3,733,652         $   2,885,517
   Investment in marketable securities, at fair value                            2,375,570             3,463,596
   Accounts receivable - less allowance for doubtful
     accounts of $54,000 and $42,000, respectively                               8,927,236             8,015,159
   Inventories (Note 4)                                                         26,061,702            23,272,516
   Prepaid income taxes (Note 10)                                                  153,617               416,685
   Prepaid expenses and other current assets                                     1,428,020               982,407
   Due from supplier (Note 12)                                                     864,758                60,906
   Deferred income tax asset (Note 10)                                             608,630               383,211
                                                                             -------------         -------------
     Total current assets                                                       44,153,185            39,479,997

INVESTMENT IN MARKETABLE SECURITIES                                                836,114             1,650,512
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)                                      4,667,439             5,132,548
INTANGIBLE ASSETS, net (Note 6)                                                  1,447,237             3,552,696
INVESTMENT IN COMPARE GENERIKS (Note 15)                                           500,000               500,000
OTHER ASSETS (Note 7)                                                            2,617,488             2,938,755
                                                                             -------------         -------------

                                                                             $  54,221,463         $  53,254,508
                                                                             =============         =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          $   1,986,330         $   5,483,356
   Accrued expenses and other current liabilities                                  573,340               267,345
   Dividends payable (Note 9)                                                       29,885                45,223
   Royalty payable                                                               1,600,000                    -
   Income taxes payable (Note 10)                                                  498,735               500,611
   Current portion of long-term debt (Note 8)                                    1,300,338             1,328,509
                                                                             -------------         -------------
     Total current liabilities                                                   5,988,628             7,625,044
                                                                             -------------         -------------

LONG-TERM DEBT (Note 8)                                                         15,433,614            13,602,768
                                                                             -------------         -------------
DEFERRED INCOME TAX LIABILITY (Note 10)                                            739,656             1,251,117
                                                                             -------------         -------------
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                      3,754,670             4,114,371
                                                                             -------------         -------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:  (Notes 9 and 12)
   Common stock, $.01 par value; authorized 30,000,000 shares;
     3,557,153 and 3,191,986 issued and outstanding, respectively                   35,572                31,919

   Series A convertible preferred stock, $.01 par value;
     authorized 5,000,000 shares; 498,110 and 739,555
     issued and outstanding, respectively                                            4,981                 7,396
   Additional paid-in capital                                                   27,950,622            27,754,634
   Unrealized loss on marketable securities                                         (1,633)                   -
   Unearned compensation                                                        (3,782,811)           (4,939,907)
   Retained earnings                                                             5,716,648             4,442,741
   Treasury stock, at cost; 280,000 and 103,500 shares, respectively            (1,618,484)             (635,575)
                                                                             -------------         -------------
                                                                                28,304,895            26,661,208
                                                                             -------------         -------------

                                                                             $  54,221,463         $  53,254,508
                                                                             =============         =============


                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Years Ended November 30,
                                                      ----------------------------------------------------------
                                                           1997                  1996                  1995
                                                      ---------------       --------------        --------------
NET SALES (Notes 13 and 14)                           $    51,351,803       $   46,562,870        $   31,903,558
                                                      ---------------       --------------        --------------

COSTS AND EXPENSES:
   (Notes 2, 5, 6, 11, 12 and 13)
     Cost of sales                                         25,841,733           27,288,130            17,107,396
     Selling, general and administrative                   15,401,858           16,918,362            13,114,980
     Royalty expense                                        7,425,962                   -                     -
                                                      ---------------       --------------        -------------
                                                           48,669,553           44,206,492            30,222,376
                                                      ---------------       --------------        --------------

OPERATING INCOME                                            2,682,250            2,356,378             1,681,182
                                                      ---------------       --------------        --------------

OTHER EXPENSES (INCOME):
   Interest income                                           (348,130)            (432,300)             (565,544)

   Interest expense                                         1,253,103              922,464               592,773
   Gain on sale of subsidiary stock (Note 2)                       -                    -               (219,531)
   Other (Note 15)                                            105,953             (624,954)            1,812,991
                                                      ---------------       --------------        --------------
                                                            1,010,926             (134,790)            1,620,689
                                                      ---------------       --------------        --------------

EARNINGS BEFORE PROVISION
   FOR INCOME TAXES AND
   MINORITY INTEREST                                        1,671,324            2,491,168                60,493

PROVISION FOR INCOME
   TAXES (Note 10)                                            610,000            1,018,000                50,000
                                                      ---------------       --------------        --------------

EARNINGS BEFORE MINORITY
   INTEREST                                                1,061,324             1,473,168                10,493

MINORITY INTEREST IN NET (LOSS)
   EARNINGS OF SUBSIDIARY                                    (497,985)            (139,638)              190,594
                                                      ---------------       --------------        --------------

NET EARNINGS (LOSS)                                   $     1,559,309       $    1,612,806        $     (180,101)
                                                      ===============       ==============        ==============

EARNINGS (LOSS) PER SHARE (Note 9)                               $.41                 $.40                 $(.24)
                                                                 ====                 ====                 =====

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING (Note 9)                                     3,095,660            3,088,486             2,559,232
                                                            =========            =========             =========


                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                           Common Stock       Preferred Stock
                                                           ------------       ---------------      Paid-in       Unearned
                                             Total       Shares    Amount      Shares   Amount     Capital     Compensation
                                         -----------   ---------  --------   --------   ------   -----------   -------------
Balance at November 30, 1994             $22,440,061   2,105,359  $ 21,054    739,555  $ 7,396   $24,832,500    $(5,855,691)

Issuance of stock for services
   (Notes 9 and 12)                               -    1,050,000    10,500         -        -      1,695,750     (1,706,250)
Amortization of unearned compensation      1,319,335          -         -          -        -             -       1,319,335
Unearned management fee from issuance
   of subsidiary stock for services
   (Note 2)                                1,427,500          -         -          -        -      1,427,500             -
Amortization of unearned management fee     (142,750)         -         -          -        -       (142,750)            -
Dividends (Note 9)                          (177,513)     36,627       365         -        -        184,506             -
Issuance of stock by subsidiary
   to minority holders (Note 2)             (249,580)         -         -          -        -       (249,580)            -
Net (loss)                                  (180,101)         -         -          -        -             -              -
                                        ------------- ----------   --------   --------  -------   -----------    -----------

Balance at November 30, 1995              24,436,952   3,191,986    31,919    739,555    7,396    27,747,926     (6,242,606)

Amortization of unearned compensation      1,302,699          -         -          -        -             -       1,302,699
Acquisition of treasury stock               (335,575)         -         -          -        -             -              -
Amortization of unearned management fee     (142,750)         -         -          -        -       (142,750)            -
Amortization of subsidiary unearned
   management fee                            149,458          -         -          -        -        149,458             -
Dividends (Note 9)                          (362,382)         -         -          -        -             -              -
Net earnings                               1,612,806          -         -          -        -             -              -
                                         -----------   ---------  --------   --------  -------   -----------    -----------

Balance at November 30, 1996              26,661,208   3,191,986    31,919    739,555    7,396    27,754,634     (4,939,907)

Preferred stock conversion (Note 9)               -      365,167     3,653   (241,445)  (2,415)       (1,238)            -
Amortization of unearned compensation      1,157,096          -         -          -        -             -       1,157,096
Acquisition of treasury stock               (982,909)         -         -          -        -             -              -
Amortization of unearned management fee     (142,752)         -         -          -        -       (142,752)            -
Amortization of subsidiary unearned
   management fee                             91,978          -         -          -        -         91,978             -
Unrealized loss on marketable securities      (1,633)         -         -          -        -             -              -
Tax effect of permanent difference in
   valuation of stock compensation
   (Note 10)                                 248,000          -         -          -        -        248,000
Dividends (Note 9)                          (285,402)         -         -          -        -             -              -
Net earnings                               1,559,309          -         -          -        -             -              -
                                         -----------   ---------  --------   --------  -------   -----------    -----------

Balance at November 30, 1997             $28,304,895   3,557,153  $ 35,572    498,110  $ 4,981   $27,950,622    $(3,782,811)
                                         ===========   =========  ========   ========  =======   ===========    ===========


                                           Unrealized
                                            Loss on                     Treasury Stock
                                           Marketable    Retained       --------------
                                           Securities    Earnings      Shares       Amount
                                           ----------   ------------  -------   --------------
Balance at November 30, 1994               $     -      $ 3,734,802    30,000   $  (300,000)
Issuance of stock for services
   (Notes 9 and 12)                              -               -         -            -

Amortization of unearned compensation            -               -         -            -
Unearned management fee from issuance
   of subsidiary stock for services
   (Note 2)                                      -               -         -            -
Amortization of unearned management fee          -               -         -            -
Dividends (Note 9)                               -         (362,384)       -            -
Issuance of stock by subsidiary
   to minority holders (Note 2)                  -               -         -            -
Net (loss)                                       -         (180,101)       -            -
                                            -------     -----------  --------   ----------


Balance at November 30, 1995                     -        3,192,317    30,000      (300,000)

Amortization of unearned compensation            -               -         -             -
Acquisition of treasury stock                    -               -     73,500      (335,575)
Amortization of unearned management fee          -               -         -             -
Amortization of subsidiary unearned
   management fee                                -               -         -             -
Dividends (Note 9)                               -         (362,382)       -             -
Net earnings                                     -        1,612,806        -             -
                                            -------     -----------  --------   ----------

Balance at November 30, 1996                     -        4,442,741   103,500      (635,575)

Preferred stock conversion (Note 9)              -               -         -             -
Amortization of unearned compensation            -               -         -             -
Acquisition of treasury stock                    -               -    176,500      (982,909)
Amortization of unearned management fee          -               -         -             -
Amortization of subsidiary unearned
   management fee                                -               -         -             -
Unrealized loss on marketable securities     (1,633)             -         -             -
Tax effect of permanent difference in
   valuation of stock compensation
   (Note 10)                                     -               -         -             -
Dividends (Note 9)                               -         (285,402)       -             -
Net earnings                                     -        1,559,309        -             -
                                            -------     -----------  --------   ----------

Balance at November 30, 1997                $(1,633)    $ 5,716,648   280,000   $(1,618,484)
                                            =======     ===========  ========   ===========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Years Ended November 30,
                                                            -----------------------------------------------------
                                                                 1997                1996                 1995
                                                            --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                      $    1,559,309      $    1,612,806      $     (180,101)
                                                            --------------      --------------      --------------
   Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:

       Depreciation and amortization                             4,753,905           4,802,639           3,381,776
       Minority interest in (loss) earnings of subsidiary         (497,985)           (139,638)            190,594
       Loss on regulatory action                                        -                   -            2,373,516
       Gain on sale on subsidiary stock                                 -                   -             (219,531)
       Gain on sale of investment in Compare Generiks                   -             (574,954)                 -
       Gain on sale of assets                                      (45,264)                 -             (560,525)
       Deferred income tax (benefit)                              (794,000)            (91,000)            (77,637)
       Tax effect of permanent difference in
         valuation of stock compensation                           248,000                  -                   -
       Increase in allowance for doubtful accounts                  12,000                  -                   -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                    (924,077)         (1,687,794)         (1,453,086)
           Inventories                                          (4,834,433)        (10,025,371)         (7,187,396)
           Prepaid income taxes                                    263,068            (416,971)                 -
           Prepaid expenses and other current assets              (445,613)             59,518            (422,746)
           Other assets                                            321,267           1,123,060            (704,256)
           Due from supplier                                       796,125             (60,906)                 -
       Increase (decrease) in liabilities:
           Accounts payable                                     (2,819,756)          3,131,513             738,155
           Accrued expenses                                        305,995              65,026              62,846
           Income taxes payable                                     (1,876)            382,792            (240,978)
           Royalties payable                                     1,600,000                  -                   -
                                                            --------------      --------------      -------------
       Total adjustments                                        (2,062,644)         (3,432,086)         (4,119,268)
                                                            --------------      --------------      --------------
       Net cash used in operating activities                      (503,335)         (1,819,280)         (4,299,369)
                                                            --------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) decrease in marketable securities                  1,900,791           2,358,210          (7,472,318)
   Purchase of property, plant and equipment                    (1,350,096)         (2,440,251)           (908,825)
   Acquisition of intangible assets                               (125,000)         (2,532,318)         (2,413,719)
   Proceeds from sale of subsidiary stock                               -                   -            2,155,300
   Net proceeds from sale of assets                                406,749                  -               37,500
   Net proceeds from sale of investment
     in Compare Generiks                                                -            1,774,954                  -
                                                            --------------      --------------      -------------
       Net cash provided by (used in)
         investing activities                                      832,444            (839,405)         (8,602,062)

                                                            --------------      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds of revolving credit line                        13,500,000           4,750,000           1,250,000
   Proceeds from term loan                                       6,300,000           1,848,000           4,000,000
   Repayment of debt                                           (17,997,325)         (1,284,602)           (562,495)
   Payment of cash dividends                                      (300,740)           (362,382)           (177,513)
   Purchase of treasury stock                                     (982,909)           (335,575)                 -
                                                            --------------      --------------      -------------
     Net cash provided by financing activities                     519,026           4,615,441           4,509,992
                                                            --------------      --------------      --------------

Net increase (decrease) in cash and cash equivalents               848,135           1,956,756          (8,391,439)

Cash and cash equivalents at beginning of year                   2,885,517             928,761           9,320,200
                                                            --------------      --------------      --------------

Cash and cash equivalents at end of year                    $    3,733,652      $    2,885,517      $      928,761
                                                            ==============      ==============      ==============

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED NOVEMBER 30, 1997

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

       c. Investment in marketable securities

          Investments in debt and equity securities are designated as trading, held-to-maturity or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

          At November 30, 1997 and 1996, debt securities classified as non-current have contractual maturities within 1-5 years.

       d. Inventories

          Inventories are valued at the lower of cost (first-in, first-out method) or market.

       e. Deferred catalog costs

          Costs related to mail order catalogs and promotional material are amortized over their estimated productive lives, based on historical results, generally not exceeding one year.

       f. Depreciation and amortization

          Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.
                                       F-6

       f. Depreciation and amortization  (Cont'd)

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

       i. Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1997.

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

       k. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs amounted to $1,239,000, $1,818,000 and $1,735,000 for the three years ended 1997, respectively.

       l. New accounting standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

       l. New accounting standards  (Cont'd)

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.


          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

2.     Futurebiotics Stock Transactions:

          In 1995 the Company sold 300,000 shares of common stock of Futurebiotics for net proceeds of approximately $2,155,000. The Company realized a gain of approximately $220,000.

       In 1995 Futurebiotics entered into two separate seven year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the companies and a consulting fee of $210,000 to one company. Consideration paid, including the value of the common stock granted ($843,480), is being charged to operations ratably over the lives of the consulting agreements.

       Amounts charged to operations under these agreements approximated $150,000, $150,000 and $138,000 for 1997, 1996 and 1995, respectively.

3.     Supplementary Information - Statement of Cash Flows:

       Cash paid during the years for:

                                       Years Ended November 30,
                        -----------------------------------------------------
                             1997                  1996               1995
                        --------------        -------------      ------------

       Interest         $    1,253,000        $     922,000       $   593,000
                        ==============        =============       ===========

       Income taxes     $    1,306,000        $   1,252,000       $   270,000
                        ==============        =============       ===========

       During the year ended 1996, the Company incurred capital lease obligations of approximately $193,000 for the acquisition of various property and equipment. Further, the Company and its majority-owned subsidiary issued stock and/or options to various parties in consideration of services provided (see Note 12).

4.     Inventories:

        Inventories consist of the following:

                                                    November 30,
                                       ------------------------------------
                                             1997                  1996
                                       --------------        --------------
       Raw materials                   $    5,068,408        $    5,829,483
       Work-in-process                     10,883,990             9,211,383

       Finished goods                      10,109,304             8,231,650
                                       --------------        --------------

                                       $   26,061,702        $   23,272,516
                                       ==============        ==============

5.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following:

                                                     November 30,
                                        ------------------------------------
                                              1997                  1996
                                        --------------         -------------
       Land                             $           -          $     493,448
       Manufacturing equipment               5,670,755             5,248,902
       Vehicles                                245,518               245,518
       Office equipment and fixtures         2,368,470             2,112,413
       Leasehold improvements                1,736,149             1,408,867
                                        --------------         -------------
                                            10,020,892             9,509,148
       Less accumulated depreciation
        and amortization                     5,353,453             4,376,600
                                        --------------         -------------

                                        $    4,667,439         $   5,132,548
                                        ==============         =============


       Depreciation and amortization of plant and equipment for the three years ended 1997 was $1,222,000, $909,000 and $654,000, respectively.

       During 1997, the Company sold land for net proceeds of approximately $407,000.

6.     Intangible Assets:

       Intangible assets consist of the following:

                                                      November 30,
                                          -----------------------------------
                                               1997                  1996
                                          -------------         -------------
       Customer lists                     $   2,409,138         $   4,430,104
       Trademarks                                92,024               250,098
       Covenants not to compete               1,099,000             2,039,000
       Deferred loan costs                      114,584               258,436
       Goodwill                                 300,000               300,000
       Distribution rights                           -              2,587,133
                                          -------------         -------------

                                              4,014,746             9,864,771
       Less accumulated amortization          2,567,509             6,312,075
                                          -------------         -------------

                                          $   1,447,237         $   3,552,696
                                          =============         =============


       Amortization expense for the years ended 1997, 1996 and 1995 was $1,984,000, $2,445,000 and $1,527,000, respectively.

       Futurebiotics was engaged in a marketing program with select retail stores and distributors in order to obtain premium shelf space. Effective May 31, 1996, Futurebiotics ceased signing any new customers under this program. Costs associated with the program were fully amortized as of November 30, 1997.

7.     Other Assets:

       At November 30, 1997 and 1996, other assets include a loan and accrued interest to an officer approximating $650,000 and $763,000, respectively. The employment agreement with this officer includes a provision under which the officer may borrow from the Company under a credit line. Borrowings under the line bear interest at prime plus 1/2%. In the event of the termination of employment, any amounts outstanding shall be converted into a term loan payable over a specified period.
                                       F-9

8.     Long-Term Debt:

       Long-term debt consists of the following:

                                                              November 30,
                                                   --------------------------------
                                                         1997               1996
                                                   --------------     --------------
       Revolving line of credit                    $   10,500,000     $   10,000,000

       Term loan, payable in monthly
         installments of $105,000, plus
         interest at prime, through
         September 2002; collateralized
         by the Company's assets                       6,090,000                 -

       Various term loans                                      -           4,698,000

       Other, consisting principally of
         capital  lease obligations,
         expiring in various years through 2001           143,952            233,277
                                                   --------------     --------------

                                                       16,733,952         14,931,277
       Less current portion                             1,300,338          1,328,509
                                                   --------------     --------------

                                                   $   15,433,614     $   13,602,768
                                                   ==============     ==============


       On August 20, 1997, the Company and its subsidiary entered into a revolving credit agreement with a bank which expires in September 2000. The facility provides for aggregate borrowings of up to $15,000,000, with sublimits of $11,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option. This facility replaced an existing revolving credit agreement which was due to expire in September 1999.

       On August 20, 1997, the Company repaid its existing term indebtedness through proceeds received under a new term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000. The term loan aggregated $6,090,000 at November 30, 1997 and is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002, when the remaining principal amount is due.

       The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. Borrowings are secured by the assets of the Company and its subsidiary, which are jointly and severally liable for the unpaid balance under these credit facilities.

       The prime rate and the Eurodollar rate at November 30, 1997 were 8.5% and 5.9%, respectively.

       Maturities of long-term debt are as follows:

                       Years Ending
                       November 30,
                       ------------
                           1998                        $    1,300,000
                           1999                             1,303,000
                           2000                            11,800,000
                           2001                             1,281,000
                           2002                             1,050,000

9.     Stockholders' Equity:


       a. Capitalization

          The Company's authorized capital consists of 30,000,000 shares of common stock and 5,000,000 shares of preferred stock. All stock has a $.01 par value.

          The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, voting rights and other terms. The Series A Convertible Preferred shares issued and outstanding have no voting rights and, in the event of liquidation, are entitled to $7.00 per share plus accrued dividends before any distribution to other stockholders. On July 21, 1997, the Board of Directors authorized an increase in the conversion rate of the Company's Series A Convertible Preferred Stock from .3 shares of Common Stock for each share of Preferred Stock to 1.5 shares of the Company's Common Stock for each share of Preferred Stock. The increase in the conversion rate was for a period of 45 days and ended on September 3, 1997, at which time the conversion rate returned to the original rate. During the conversion period, 241,445 shares of Preferred Stock were converted into 365,167 shares of common stock. Preferred shareholders are entitled to cumulative dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Dividends are payable semi-annually on or about April 15 and October 15 of each year.

       b. Treasury stock

          In July 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth or its own Common Stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

       c. Earnings (loss) per share

          Earnings (loss) per common share were computed by dividing net income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The effect of common stock equivalents on the computation of earnings (loss) per share was anti-dilutive in all periods presented. Treasury shares have been excluded from the weighted average number of shares.

          Net earnings (loss) available to common shareholders was computed as follows:

                                                                        Years Ended November 30,
                                                       ---------------------------------------------------------
                                                            1997                  1996                   1995
                                                       --------------        -------------          ------------
          Net earnings (loss)                          $    1,559,309        $   1,612,806          $   (180,101)
          Dividends on preferred shares                      (285,402)            (362,382)             (362,384)
                                                       --------------        -------------          ------------


          Net income (loss) available to
             common shareholders                       $    1,273,907        $   1,250,424          $   (542,485)
                                                       ==============        =============          ============


          In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. Had the Company implemented the new pronouncement, management believes that net income (loss) per common share would have decreased by $.02, $.02 and $0 for the years ended November 30, 1997, 1996 and 1995, respectively.
                                      F-11

       d. Stock option plan

          The Company's Non-Qualified Stock Option Plan provides for the granting of options to purchase not more than 23,250 shares of common stock to employees, directors, and consultants of the Company. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board. At November 30, 1997, no options have been granted under the Plan.

          At November 30, 1997, the Company has approximately 443,000 shares of common stock reserved for future issuances.

10.    Income Taxes:

       The provision (benefit) for income taxes consists of the following:


                                         Years Ended November 30,
                         ---------------------------------------------------
                              1997                  1996             1995
                         --------------        -------------     -----------
       Current:

         Federal         $    1,294,000        $   1,012,000     $    (4,500)
         State                  110,000               97,000         (19,500)
                         --------------        -------------     -----------

                              1,404,000            1,109,000         (24,000)
                         --------------        -------------     -----------

       Deferred:

         Federal               (603,000)             (10,000)         85,000
         State                 (191,000)             (81,000)        (11,000)

                         --------------        -------------     -----------

                               (794,000)             (91,000)         74,000
                         --------------        -------------     -----------

                         $      610,000        $   1,018,000     $    50,000
                         ==============        =============     ===========

       Net deferred income tax asset (liability) are comprised of the following:

                                                       November 30,
                                          -------------------------------------
                                                1997                  1996
                                          ---------------       ---------------
       Inventories                        $      374,800        $      357,825
       Prepaid salaries                          (55,626)              (57,731)
       Property, plant and equipment             (42,800)              (66,667)
       Intangible assets                         768,300               763,117
       Investment in subsidiary                 (498,200)             (522,000)
       Unearned compensation                  (1,052,600)           (1,375,340)
       Tax carryforwards                         435,100                54,000
       Accrued commissions                       111,000                65,290
       Other                                       4,000               (36,400)
       Valuation allowance                      (175,000)              (50,000)
                                          --------------        --------------

                                          $     (131,026)       $     (867,906)
                                          ==============        ==============

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                         Years Ended November 30,
                                                            --------------------------------------------------
                                                             1997                  1996                  1995
                                                            -----                  -----                ------
       U. S. Federal statutory income tax rate               34.0%                  34.0%                 34.0%
       State income tax, net of federal tax benefit          (5.9)                    .4                   4.0
       Other                                                (7.9)                     .7                  10.5
       Valuation allowance                                   10.5                    -                     -
       Adjustment to prior year liability                     -                      -                   (51.3)
       Permanent differences                                  5.8                    5.8                  85.5
                                                            -----                  -----                ------

                                                             36.5%                  40.9%                 82.7%

                                                            =====                  =====                ======


       In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", the Company recognized a deferred tax (benefit) provision on its proportionate share of Futurebiotics'
(loss) earnings.

       The tax effect of excess deductions for stock-based awards whose compensation cost recorded for tax purposes exceeds the compensation cost recorded for financial reporting purposes is recognized as additional paid-in capital.

11.    Retirement Plans:

       a. The Company has a voluntary, non-contributory defined contribution profit sharing plan which covers substantially all of its employees. Contributions to the profit sharing plan are based on a percentage of eligible compensation up to a maximum of 15%, at the discretion of the Board of Directors. There was no contribution made in 1997, 1996 or 1995.

       b. Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed $62,000, $58,000 and $47,000 to the Plan for the years ended 1997, 1996 and 1995, respectively.

12.    Commitments and Contingencies:

       a. Employment agreements

          Pursuant to employment agreements with certain key executives, which expire at various dates through October 2005, the Company has granted 1,002,000 shares of common stock which are earned by the executives and charged to operations ratably over the respective terms of their employment. The shares have been valued at prices ranging from $1.625 to $15.00 per share, dependent upon their date of grant (aggregating approximately $3,349,000). The agreements, as amended, provide for reimbursement of any tax liability arising from the officers' stock grant. One agreement also provides for a payment of two times the officers' aggregate unpaid compensation in the event of a change in control of the Company (as defined). In 1995, the Company granted an executive options to purchase 250,000 shares of common stock at an exercise price of $2.63 per share.

          The Company's remaining aggregate commitment at November 30, 1997 under such contracts is approximately $5,710,000.

       b. Consulting agreements

          The Company is a party to a consulting agreement with the former president/stockholder of Futurebiotics, Ltd. ("Consultant"). Under the terms of the Agreement, as amended, the Consultant is required to provide services through December 2001 in exchange for 500,000 shares of the Company's common stock, fixed cash payments ranging from $50,000 to $62,500 through 1998, and an annual bonus equal to 2.75% of annual net sales of Futurebiotics' products in excess of $7,000,000. The Company also issued to the Consultant warrants to purchase an additional 20,000 shares of the Company's common stock at $20.00 per share, exercisable through January 1999. Compensation expense under this agreement aggregated $505,000, $535,000 and $475,000 for 1997, 1996 and 1995,
respectively. In 1997, the Consultant brought suit against the Company for the non-payment of the annual bonus. The Company is engaged in negotiations with the Consultant regarding a settlement of this matter.

          During 1995, the Company entered into a two year consulting agreement with a law firm and a seven year agreement with a third party. As consideration for these services the Company issued an aggregate of 300,000 shares, valued at $487,500. Additionally, included in operations are charges approximating $200,000 in each of the years ended 1997 and 1996, respectively, representing the compensatory value of the Company's common stock issued in connection with two separate consulting agreements entered into in 1994.

       c. Lease commitment

          The Company is obligated under three non-cancellable operating leases for its manufacturing and office facilities. The leases, as extended, require minimum future rental payments of $609,000, $642,000, $576,000 in 1998, 1999 and
2000, respectively and provide for the payment of real estate taxes.

          The Company subleases warehouse and office space to Compare Generiks (see Note 13) at a rate of $5,000 per month.

          Rent expense, net of rental income, approximated $351,000, $419,000 and $279,000 for 1997, 1996 and 1995, respectively.

       d. Litigation

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

       The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

       e. Supply and packaging agreement

          The Company is party to multi-year supply and packaging agreements with Superior Supplements, Inc. ("Superior"), an entity having a common director with the Company, pursuant to which Superior is supplying and packaging certain products for PDK. In the event PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 in liquidated damages. Purchases under these agreements approximated $4,386,000, $1,796,000 and $0 for 1997, 1996 and 1995,
respectively.

          In connection with these agreements, in 1997 PDK transferred to Superior, at cost, inventory of approximately $2,045,000. In addition, PDK sold Superior machinery and equipment for proceeds of $232,000, recognizing a gain of approximately $134,000.

          Additionally, Superior is obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

13.    Related Party Transactions:

       a. Futurebiotics

          Under a 10 year agreement entered into in 1994, the Company, in exchange for 600,000 shares of Futurebiotics' unregistered common stock, is providing Futurebiotics' entire line of products at the Company's cost (as defined). The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares.

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

       b  Compare Generiks

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

          On January 30, 1996, the $500,000 promissory note was converted to 500,000 shares of CGI's Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share, and is redeemable by CGI after one year from the date of issuance. Dividend income for the years ended November 30, 1997 and 1996 totalled $60,000 and $50,000, respectively.

       b. Compare Generiks  (Cont'd)

          In December 1996, the Company amended its "Supply Agreement" (the "Amended Agreement") with CGI. Under the Amended Agreement, which expires in 2001, PDK will provide CGI certain products at prices based upon PDK's material cost plus a specified mark-up. Sales to CGI approximated $5,485,000 and $1,459,000 for the years ended November 30, 1997 and 1996.

          In March 1997, the Company entered into a second five year Supply Agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges under terms similar to the December 1996 Amended Agreement. In consideration for this agreement, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash or in shares of CGI's common stock.

14.    Exclusive Supply and Licensing Agreement:

       In May 1997, the Company renegotiated its Exclusive Supply Agreement with a non-affiliated distributor (the "Distributor"). The prior agreement provided that the Company manufacture and supply the Distributor with all of its requirements for vitamins, non-prescription pharmaceutical products, and health and fitness products in tablet, capsule, caplet and liquid form. Under the renegotiated agreement, which expires in 2000, PDK was granted the right to sell certain products directly to the Distributor's customers. In consideration, PDK is paying the Distributor a royalty fee based upon the gross profit earned on the sales to those customers.

       Under the prior agreement, the Company had granted the customer an exclusive license to use the trademarks "Max Alert" and "Heads Up", and its trademarks for its ginseng products, and the exclusive right to distribute products bearing such names, using the components listed in the agreement. The Company recognized license fee income of $500,000 for each of the fiscal years ended November 30, 1996 and 1995 in connection with this agreement.

       Revenues from this customer accounted for 8%, 55% and 18% of total revenue in 1997, 1996 and 1995, respectively.


15.    Other Expense (Income):

       Other expense (income) consists of the following:

                                                                         Years Ended November 30,
                                                          ------------------------------------------------------
                                                             1997                 1996                   1995
                                                          -----------         ------------          ------------
       Loss on regulatory action (a)                      $        -          $         -           $  2,373,516
       Gain on sale of product lines                               -                    -               (560,525)
       Gain on sale of securities (b)                              -              (574,954)                   -
       Dividend income                                        (60,000)             (50,000)                   -
       Write-off of terminated
         deferred loan costs                                  231,774                   -                     -
       Other                                                  (65,820)                  -                     -
                                                          -----------         ------------          ------------
                                                          $   105,954         $   (624,954)         $  1,812,991
                                                          ===========         ============          ============

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

       (b) In March 1996, the Company sold the 500,000 shares of CGI common stock (Note 13) for net proceeds of approximately $1,775,000.

16.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets, Investments in Marketable Securities and Current

       Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The carrying amount of long-term debt, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, approximate its fair value.

       The carrying amount and fair value of the Company's financial instruments are as follows:

                                                                        November 30,
                                            -------------------------------------------------------------------
                                                   1997                                 1996
                                            -------------------------------       ------------------------------
                                               Carrying            Fair             Carrying            Fair
                                                Amount             Value             Amount             Value
                                            --------------    -------------       -------------    -------------
       Cash and cash equivalents            $    3,733,700    $   3,733,700       $   2,885,500    $   2,885,500
       Investments in marketable
         securities, at fair value               3,211,700        3,211,700           5,114,100        5,114,100
       Accounts receivable                       8,927,200        8,927,200           8,015,200        8,015,200
       Due from affiliates                       1,020,000        1,020,000              68,700           68,700
       Investment in Compare
         Generiks                                  500,000          500,000             500,000          500,000
       Accounts payable                          1,986,300        1,986,300           5,483,400        5,483,400
       Accrued expenses and
         other current liabilities                 573,300          573,300             267,300          267,300
       Dividends payable                            29,900           29,900              45,200           45,200
       Royalty payable                           1,600,000        1,600,000                  -                -
       Long-term debt                           16,734,000       16,734,000          14,931,300       14,931,300

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

***10.33 Amendment dated as of March 6, 1992 to Consulting Agreement between Reginald Spinello and the Company

***10.34 Amendment date March 11, 1992 to Consulting Agreement between KAM Group, Inc. and the Company

***10.35 Asset Purchase Agreement dated as of March 12, 1992 between Gannon Lists, Inc. and the Company.

*10.36 Revolving Credit Agreement by and between PDK Labs, Inc. and Manufacturers Hanover Trust Company dated as of February 25, 1992.

o10.37 Term Loan Agreement by and between PDK Labs Inc. and Manufacturers Hanover Trust Company dated as of November 30, 1992.

o10.38 Promissory Notes and Security Agreement by and between PDK Labs Inc. and Coast to Coast Generics, Inc. dated November 30, 1992.

oo10.39 Asset Purchase Agreement by and among Futurebiotics, the Company and Donald Zinman dated December 16, 1992.

oo10.40 Consulting Agreement by and between Donald Zinman and the Company dated December 16, 1992.

oo10.41 Non-Competition Agreement by and between the Company and Donald Zinman dated December 16, 1992.

oo10.42 Amendment to Consulting Agreement dated December 16, 1992 by and between Donald Zinman and the Company dated January 12, 1994.

oo10.43 Voting Trust Agreement by and among Donald Zinman, Michael Krasnoff and the Company dated as of January 12, 1994.

oo10.44 Stock Option Agreement by and between Donald Zinman and the Company dated January 12, 1994.

oo10.45        Promissory note from Donald Zinman to the Company dated January
               1, 1994.

oo10.46        Employment Agreement with Michael Krasnoff dated as of October
               18, 1993.

oo10.47        Employment Agreement with Reginald Spinello dated as of October
               18, 1993.

oo10.48 Amendment of Consulting Agreement by and between K.A.M. Group, Inc. and the Company dated January 19, 1994.

ooo10.49 Sales and Management Agreement by and between the Company and Futurebiotics dated April 14, 1994.

ooo10.50 Amendment of Sales and Management Agreement by and between the Company and Futurebiotics dated December 8, 1994.

ooo10.51 Consulting Agreement by and between the Company and Carico, Inc. dated April 4, 1994.

oooo10.52      Supply and Licensing Agreement with Body Dynamics, Inc. dated
               October 16, 1995.

oooo10.53      Asset Purchase Agreement with Compare Generiks, Inc. dated
               October 31, 1995.

oooo10.54      Supply Agreement with Compare Generiks, Inc. dated October 31,
               1995.

ooooo10.55     Third Amendment to Revolving Credit Agreement by and between PDK
               Labs Inc. and Chemical Bank dated as of July 6, 1995.

ooooo10.56     Term Loan Agreement by and between PDK Labs Inc. and Chemical
               Bank dated as of March 28, 1996.


ooooo10.57     Supply Agreement with Superior Supplements, Inc. dated May 14,
               1996.

ooooo10.58     Revolving Credit Agreement by and among PDK Labs Inc.,
               Futurebiotics, Inc., PDI Labs Inc. and The Chase Manhattan Bank dated September 25, 1996.

ooooo10.59     First Amendment and Waiver to Revolving Credit Agreement between
               PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase
               Manhattan Bank dated February 26, 1997.

10.60          Employment Agreement with Michael Krasnoff dated as of October 6,
               1995.

10.61          Amendment No. 1 to Employment Agreement with Michael Krasnoff.

10.62 Amendment No. 2 to Employment Agreement with Michael Krasnoff dated as of May 31, 1997.

10.63          Employment Agreement with Reginald Spinello dated as of October
               6, 1995.

10.64 Amendment No. 1 to Employment Agreement with Reginald Spinello dated as of November 1, 1997.

10.65          Employment Agreement with Karine Hollander dated as of October 6,
               1995.

10.66 Amendment No. 1 to Employment Agreement with Karine Hollander dated as of March 3, 1997.

10.67 Amendment No. 2 to Employment Agreement with Karine Hollander dated as of November 1, 1997.

10.68 Amendment to Supply Agreement between the Company and Compare Generiks, Inc. dated as of December 13, 1996.

10.69 Exclusive Supply and Licensing Agreement between the Company and Compare Generiks, Inc. dated March 24, 1997.

10.70 Exclusive Supply Agreement between the Company and Body Dynamics, Inc. dated as of May 5, 1997.

10.71 Amendment to Supply Agreement between the Company and Superior Supplements, Inc. dated as of July 21, 1997.

10.72 Management Agreement between the Company and Superior Supplements, Inc. dated as of July 21, 1997.

10.73          Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc.

               and European American Bank dated as of August 20, 1997 and certain material exhibits thereto.

10.74 Packaging Agreement between the Company and Superior Supplements, Inc. dated as of November 30, 1997.

10.75 Assignment and Assumption Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and Bank Leumi USA dated January 16, 1998.

10.76 Assignment and Assumption Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and National Bank of Canada dated January 16, 1998.

10.77 First Amendment and Waiver to Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc., European American Bank, Bank Leumi USA and National Bank of Canada dated as of February 18, 1998.

--------------------

* Incorporated by Reference to the Company's Registration Statement on Form S-1, No. 33- 46454

** Incorporated by Reference to the Company's Registration Statement on Form S-18, No. 22-31006 NY.

+ Incorporated by Reference to the Company's Report on Form 8-K dated November 14, 1990.

++ Incorporated by Reference to the Company's Registration Statement on Form S-1, No. 33- 39250

+++ Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1991

o Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1992.

oo Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1993.

ooo Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

oooo Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1995.

ooooo Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.

(B)       Reports on Form 8-K.

          None.
                                      34

                                    SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  New York, New York
           February 26, 1998

                                       PDK LABS INC.

                                       By: /s/ Michael B. Krasnoff
                                           --------------------------
                                            Michael B. Krasnoff, President and
                                            Chief Executive Officer

                                       By: /s/ Karine Hollander
                                           --------------------------
                                           Karine Hollander, Chief Financial
                                           Officer and Principal Accounting
                                           Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                         Title                     Date
---------                         -----                     ----

/s/ Michael B. Krasnoff           President, Chief          February 26, 1998
-------------------------         Executive Officer
Michael B. Krasnoff               and Chief Financial
                                  Officer

/s/ Stanley Krasnoff
-------------------------
Stanley Krasnoff                  Director                  February 26, 1998

/s/ Ira Helman
-------------------------
Ira Helman                        Director                  February 26, 1998

/s/ Reginald Spinello
-------------------------
Reginald Spinello                 Director                  February 26, 1998