Form 10-Q
period 1998-02-28
PDK LABS INC
filed 1998-04-14
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998

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

                                                     Yes  /X/       No  / /

          Class                                    Outstanding at April 2, 1998
      ------------                                 ----------------------------
      Common Stock                                          3,557,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998

                                TABLE OF CONTENTS

                                                                    Page to Page

PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements:

Balance sheets...........................................................  1

Statements of operations.................................................  2

Statements of cash flows.................................................  3

Notes to financial statements............................................  4-8

Item 2.

           Management's discussion and analysis
           of financial condition and results
           operations....................................................  9-11

PART 11.   OTHER INFORMATION

Item 1.    Legal proceedings.............................................  12

Item 6.    Exhibits and reports on Form 8-K..............................  12

SIGNATURES...............................................................  13

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              February 28,        November 30,
                                                                                                  1998                1997
                                                                                              ------------        ------------
                                                                                               (Unaudited)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $ 2,483,595         $ 3,733,652
  Investment in marketable securities, at fair value (Note 4)                                     389,962           2,375,570
  Accounts receivable - less allowance
    for doubtful accounts of $54,000, respectively                                              9,509,076           8,927,236
  Inventories (Note 5)                                                                         26,349,525          26,061,702
  Prepaid income taxes                                                                            153,667             153,617
  Prepaid expenses and other current assets                                                     2,967,152           1,428,020
  Due from supplier                                                                               991,725             864,758
  Deferred tax asset (Note 7)                                                                   1,057,130             608,630
                                                                                              -----------         -----------
 Total current assets                                                                          43,901,832          44,153,185

INVESTMENTS IN MARKETABLE SECURITIES (Note 4)                                                     839,000             836,114

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $5,650,044 and $5,353,453, respectively                                                      4,903,356           4,667,439

INTANGIBLE ASSETS, net of accumulated amortization
  of $3,497,212 and $2,567,509, respectively                                                    1,290,715           1,447,237

INVESTMENT IN COMPARE GENERIKS, INC.                                                              500,000             500,000

OTHER ASSETS                                                                                    3,120,892           2,617,488
                                                                                              -----------         -----------
                                                                                              $54,555,795         $54,221,463
                                                                                              ===========         ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                       $ 3,309,602         $ 4,159,670
  Dividends payable (Note 6)                                                                       93,396              29,885
  Income taxes payable (Note 7)                                                                   286,935             498,735
  Current portion of long-term debt (Note 8)                                                    1,519,680           1,300,338
                                                                                              -----------         -----------
  Total current liabilities                                                                   $ 5,209,613         $ 5,988,628
                                                                                              -----------         -----------
LONG-TERM DEBT (Note 8)                                                                        15,955,266          15,433,614
DEFERRED INCOME TAX LIABILITY (Note 7)                                                            952,656             739,656

INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                     3,702,322           3,754,670
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,557,153 issued and outstanding                                                      35,572              35,572
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; 498,110 issued and outstanding                                               4,981               4,981
   Additional paid-in capital                                                                  27,952,354          27,950,622
  Unrealized loss in marketable securities                                                         (2,257)             (1,633)
  Unearned compensation                                                                        (3,523,105)         (3,782,811)
  Retained earnings                                                                             5,961,109           5,716,648
  Treasury stock, at cost; 289,000 and 280,000 shares,
     respectively                                                                              (1,692,716)         (1,618,484)
                                                                                              -----------         -----------
                                                                                               28,735,938          28,304,895
                                                                                              -----------         -----------
                                                                                              $54,555,795         $54,221,463
                                                                                              ===========         ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                February 28              February 28,
                                                                                   1998                       1997
                                                                                   ----                       ----
NET SALES                                                                      $13,889,102               $ 9,761,944

COSTS AND EXPENSES:
   Cost of sales                                                                 7,844,572                 5,661,836
   Selling, general and administrative                                           5,485,471                 3,452,529
                                                                               -----------               -----------
                                                                                13,330,043                 9,114,365
                                                                               -----------               -----------
OPERATING INCOME                                                                   559,059                   647,579
                                                                               -----------               -----------
OTHER:
   Interest income                                                                 (73,905)                 (136,003)
   Interest expense                                                                346,501                   297,811
   Dividend Income                                                                 (15,185)                  (10,000)
   Other income                                                                    (17,665)                     -
                                                                               -----------               ------------
                                                                                   239,746                   151,808
                                                                               -----------               ------------
EARNINGS BEFORE PROVISION
  FOR INCOME TAXES                                                                 319,313                   495,771

PROVISION FOR INCOME
  TAXES                                                                             98,500                   207,000
                                                                               -----------               -----------
EARNINGS BEFORE MINORITY
   INTEREST                                                                        220,813                   288,771

MINORITY INTEREST IN NET LOSS
   OF SUBSIDIARY                                                                   (87,159)                  (52,379)
                                                                               -----------               -----------
NET EARNINGS                                                                   $   307,972               $   341,150
                                                                               ===========               ===========
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
      BASIC                                                                    $       .08               $       .08
                                                                               -----------               -----------
      DILUTIVE                                                                 $       .07               $       .08
                                                                               -----------               -----------
WEIGHTED AVERAGE NUMBER
OF  COMMON AND COMMON EQUIVALENT

SHARES OUTSTANDING:
       BASIC                                                                     3,273,353                 3,036,986
                                                                               ===========               ===========
       DILUTIVE                                                                  3,434,104                 3,170,532
                                                                               ===========               ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Three Months Ended
                                                                                                    ------------------
                                                                                              February 28,         February 28,
                                                                                                  1998                  1997
                                                                                                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                              $   307,972            $  341,150
                                                                                              ----------            ----------
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
     Depreciation and amortization                                                              777,487              1,235,452
     Minority interest in (loss) of subsidiary                                                  (87,159)               (52,379)
     Deferred income tax benefit                                                               (235,500)              (179,857)
     Changes in operating assets and liabilities:
       (Increase) decrease in assets:
             Accounts receivable                                                               (581,840)               797,851
             Inventories                                                                       (287,823)              (551,087)
             Prepaid income taxes                                                                   (50)                52,620
             Prepaid expenses and other current assets                                       (1,539,132)              (819,105)
             Due from supplier                                                                 (126,967)                  -
             Other assets                                                                      (332,468)              (420,601)
       Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                                             (850,068)            (3,791,815)
             Income taxes payable                                                              (211,800)              (100,328)
                                                                                             ----------             -----------
         Total adjustments                                                                   (3,475,320)            (3,829,249)
                                                                                             ----------             -----------
             Net cash used in operating activities                                           (3,167,348)            (3,488,099)
                                                                                             -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                                           1,982,098              3,222,891
   Purchase of property, plant and equipment                                                   (560,633)              (481,823)
   Acquisition of intangible assets                                                                -                   (67,640)
                                                                                             ----------             -----------
     Net cash provided by investing activities                                                1,421,465              2,673,428
                                                                                             ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                                                  4,000,000              2,000,000
   Repayment of debt                                                                         (4,359,006)              (417,425)
   Proceeds from term loan                                                                    1,100,000                 -
   Net increase in stockholder loans                                                           (170,936)                -
   Purchase of treasury stock                                                                   (74,232)              (318,614)
                                                                                             ----------             ----------
     Net cash provided by financing activities                                                  495,826              1,263,961
                                                                                             ----------             ----------
   Net (decrease) increase of cash and cash equivalents                                      (1,250,057)               449,290
   Cash and cash equivalents at beginning of period                                           3,733,652              2,885,517

                                                                                             ----------             ----------
   Cash and cash equivalents at end of period                                                $2,483,595             $3,334,807
                                                                                             ==========             ==========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1998

1.  Basis of Presentation:

                The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of February 28, 1998 and the results of operations and statements of cash flows for the three month periods ended February 28, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the three month periods ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Principles of Consolidation:

            The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

3.  Concentration or Credit Risk:

           Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable and marketable securities. Investments in marketable securities consist primarily of government-backed debt securities and are held by high quality financial institutions, which mitigates the risk associated with this concentration.

4.  Investment in Marketable Securities:

           Investments in debt and equity securities are designated as trading, held-to-maturity or available-for-sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

5.  Inventories:

               Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                            February 28, 1998             November 30, 1997
                            -----------------             -----------------
                              (Unaudited)

    Raw materials             $ 8,195,343                   $  5,068,408
    Work-in-process             8,154,858                     10,883,990
    Finished goods              9,999,324                     10,109,304
                              -----------                   ------------
                              $26,349,525                    $26,061,702
                              ===========                    ===========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   (Continued)

6.       Stockholders' Equity:

           The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share was retroactively restated to reflect FASB No. 128 for the three months ended February 28, 1997.

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the three month periods ended February 28, 1998 and February 28, 1997 totaled $63,511 and $90,594, respectively.

         In July 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of February 28, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.


                                                                                For The Three Months Ended
                                                                                --------------------------
                                                               February 28, 1998                        February 28, 1997
                                                               -----------------                        -----------------
                                                                              Per Share                                   Per Share
                                                  Income          Shares       Amount             Income        Shares     Amount
                                                  ------          ------       ------             ------        ------     ------

Net Earnings                                     $ 307,972                                     $ 341,150

  Less: preferred stock dividends                  (63,511)                                      (90,594)
                                                 ---------                                     ---------
Basic EPS
  Earnings available to common
   shareholders                                    244,461      3,273,353     $  .08             250,556       3,036,986     $  .08

Effect of dilutive securities
  Options                                           -             160,751                           -            133,546
                                                 ---------     ----------                      ---------      ----------
Diluted EPS
  Earnings available to common
   shareholders and
   assumed conversions                           $ 244,461     $3,434,104     $  .07           $ 250,566      $3,170,532      $ .08
                                                 =========     ==========                      =========      ==========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   (Continued)

7.      Income Taxes:

The tax effects of temporary differences that give rise to the deferred tax liability at February 28, 1998 consist principally of the Company's investment in subsidiary, depreciation and amortization.

8.       Long-Term Debt:

                                                                               February 28, 1998     November 30, 1997
                                                                               -----------------     -----------------
                                                                                  (Unaudited)
Long-term debt consists of the following:
Revolving lines of credit (a) (c)                                                   $10,500,000        $10,500,000
Term loan, payable in monthly installments
   of $105,000, plus interest at prime, through
   September 2002; collateralized by the
   Company's assets (b) (c)                                                           5,775,000          6,090,000
Term loan, payable in monthly installments
    of $18,333, plus interest at prime,
    through December 2002; collateralized by the
    Company's assets (b) (c)                                                          1,063,334              -
Capital lease obligations, expiring in various
     years through 2001                                                                 136,612            143,952
                                                                                    -----------        -----------
                                                                                     17,474,946         16,733,952
    Less current portion                                                              1,519,680          1,300,338

                                                                                    -----------        -----------
                                                                                    $15,955,266        $15,433,614
                                                                                    ===========        ===========

    (a) Revolving Credit Line

    The Company and its subsidiary maintain a revolving credit agreement (the "Agreement") with a bank which extends through September 2000. The Agreement provides for aggregate borrowings of up to $15,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   (Continued)

    (b) Term Loan Facility

    The Company maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $5,775,000 at February 28, 1998 is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

    On December 12, 1997, the Company borrowed an additional $1,100,000 on its term loan facility which is payable in 60 installments of $18,333, plus interest at prime. Payments commenced on January 1, 1998 and will continue through December 1, 2002 when the remaining principal and interest are due.

    (c) The revolving line of credit and term loan facility contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

    The prime rate at February 28, 1998 was 8 1/2%.

 9.      Commitments:

       The Company is party to multi-year supply and packaging agreements with Superior Supplements, Inc. ("Superior"), which provide for Superior to supply and package certain products for PDK. In the event that PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 on a pro-rata basis, as liquidated damages. As of February 28, 1998, the Company exceeded its minimum annual purchase requirement and ordered approximately 739,000 bottles of products packaged.


       Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         The Company maintains a supply agreement with Compare Generiks, Inc. ("CGI"). Under the agreement which expires in 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up. The Company also maintains a second five year supply agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         In April 1998, the Company amended its Supply Agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges. The amendment contains changes to the payment provisions on these products.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                                   (Continued)

         In May 1997, the Company entered into an exclusive supply agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "distributor") for a three year term. The new agreement supercedes the Company's exclusive supply and licensing agreement with this distributor dated October 16, 1995. Under the new agreement, the Company was granted exclusive supply rights to distribute certain products to the distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the distributor equal to the difference between (i) the purchase price as billed to the customers and (ii) an amount equal to the material cost of the products times a fixed percentage. On March 30, 1998, the Company terminated its Agreement with this distributor.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the three month periods ended February 28, 1998 and 1997 approximated $13,889,000 and $9,762,000, respectively. Gross profit amounted to approximately $6,045,000 (44% of net sales) for the three months ended February 28, 1998 and $4,100,000 (42% of net sales ) for the corresponding period in 1997. The increase in sales and gross profit is principally attributable to the Company renegotiating an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "Distributor") in May 1997. Under the New Agreement, the Company was granted exclusive supply rights to sell certain products to the Distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the Distributor based upon the gross profit earned on sales to those customers. On March 30, 1998, the Company terminated its Agreement with this distributor.

          Selling, general and administrative expenses approximated $5,485,000 and $3,453,000 for the three months ended February 28, 1998 and 1997 (39% and 35%, respectively, as a percentage of sales). The overall increase is primarily attributable to royalty expenses in connection with the Company's Exclusive Supply Agreement with a non-affiliated pharmaceutical distributor. Royalty expenses under the supply agreement approximated $2,129,000 and $0 respectively for the three month periods ended February 28, 1998 and 1997.

         The Company is party to multi-year supply and packaging agreements (the "Agreement") with Superior Supplements, Inc. ("Superior"), which provide for Superior to supply and package certain products for PDK. In the event that PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 on a pro-rata basis, as liquidated damages. As of February 28, 1998, the Company exceeded its minimum annual purchase requirement and ordered approximately 739,000 bottles of products packaged.

         Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         The Company maintains a supply agreement with Compare Generiks, Inc. ("CGI"). Under the agreement which expires in 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up. The Company also maintains a second five year supply agreement with CGI covering the purchase of products in the "Max Brand" and "Heads Up" product ranges.

         In April 1998, the Company amended its Supply Agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges. The amendment contains changes to the payment provisions on these products.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Interest expenses, net of interest income, approximated $273,000 and $162,000 for the three month periods ended February 28, 1998 and 1997. The increase reflects increased bank borrowings.

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

Liquidity and Capital Resources

           The Company had working capital of approximately $38,692,000 at February 28, 1998.

         The Company's statement of cash flows reflects cash used in operations of approximately $3,167,000. This use of cash includes net earnings of ($308,000), an adjustment for depreciation and amortization ($777,000), offset by increases in operating assets such as accounts receivable ($582,000), inventories ($288,000), prepaid expenses and other current assets ($1,539,000), other assets ($332,000) and decreases in accounts payable and accrued expenses ($850,000) and income taxes payable ($212,000).

          Net cash provided by investing activities approximated ($1,421,000) principally attributable to the sale and maturity of securities ($1,982,000), offset by the purchase of property, plant and equipment ($561,000).

          The statement also reflects net cash provided by financing activities of approximately ($496,000), representing bank borrowings net of repayments of ($741,000) offset by increase in shareholder loans ($171,000), and the purchase of treasury stock ($74,000).

           During the three month period ended February 28, 1998, the Company repurchased 9,000 shares of its own stock at an average price of $8.25 per share. On July 18, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own Common stock, par value $.01, in the public market. As of February 28, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.

         The Company and its subsidiary maintain credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

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

            The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis, the term loan, aggregating $5,775,000 at November 30, 1997, is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

             On December 12, 1997 the Company borrowed an additional $1,100,000 on its term loan facility which is payable in 60 installments of $18,333 plus interest at prime. Payments commenced on January 1,1998 and will continue through December 1, 2002 when the remaining principal and interest are due.

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

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1997.

         Item 6 - Exhibits and Reports on Form 8-K

         The Company filed a report on Form 8-K on March 23, 1998 containing information on the Company's supply of a List 1 chemical.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PDK LABS INC.


Dated:   April 14, 1998                         By:   /s/ Karine Hollander
                                                   -----------------------------
                                                      Karine Hollander
                                                      Chief Financial Officer