Form 10-Q
period 1998-05-31
PDK LABS INC
filed 1998-07-17
CIK 855352

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1998

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

                                     11788
                                   ----------
                                   (Zip Code)

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
                                                 Yes   X          No
                                                      ---            ---

         Class                           Outstanding at July 15, 1998
         -----                           ----------------------------
      Common Stock                                 3,557,153

                                 PDK LABS INC.
                                   FORM 10-Q
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED MAY 31, 1998


                               TABLE OF CONTENTS


                                                                                                     Page to Page
                                                                                                     ------------

PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

Balance sheets............................................................................................1

Statements of operations..................................................................................2

Statements of cash flows..................................................................................3

Notes to financial statements.............................................................................4-8

Item 2.
                  Management's discussion and analysis
                  of financial condition and results of
                  operations............................................................................. 9-11


PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings.......................................................................12

Item 6.           Exhibits and reports on Form 8-K........................................................12

SIGNATURES................................................................................................13

                          PDK LABS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 May 31,          November 30,
                                                                                                 -------          ------------
                                                                                                  1998                1997
                                                                                                  ----                ----
                                                                                               (Unaudited)
                                                                                               -----------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $ 1,036,167        $   3,733,652
  Investment in marketable securities, at fair value (Note 4)                                    339,000            2,375,570
  Accounts receivable - less allowance
    for doubtful accounts of $54,000, respectively                                             9,315,523            8,927,236
  Inventories (Note 5)                                                                        25,962,454           26,061,702
  Prepaid income taxes                                                                            21,662              153,617
  Prepaid expenses and other current assets                                                    2,962,882            1,428,020
  Due from supplier                                                                              -                    864,758
  Deferred tax asset (Note 7)                                                                  1,096,500              608,630
                                                                                             ------------       -------------
  Total current assets                                                                        40,734,188           44,153,185

INVESTMENTS IN MARKETABLE SECURITIES (Note 4)                                                    -                    836,114

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $5,960,282 and $5,353,453, respectively                                                      5,017,745           4,667,439

INTANGIBLE ASSETS, net of accumulated amortization
  of $3,497,212 and $2,567,509, respectively                                                   1,157,312            1,447,237

INVESTMENT IN COMPARE GENERIKS, INC.                                                             500,000              500,000

OTHER ASSETS                                                                                   3,127,507            2,617,488
                                                                                             ------------         -----------
                                                                                             $50,536,752          $54,221,463
                                                                                             ============         ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                           $ 4,509,199         $  4,159,670
  Dividends payable (Note 6)                                                                      31,134               29,885
  Income taxes payable (Note 7)                                                                  368,960              498,735
  Current portion of long-term debt (Note 8)                                                   1,521,250            1,300,338
                                                                                             ------------         -----------
  Total current liabilities                                                                    6,430,543            5,988,628
                                                                                             ------------         -----------

LONG-TERM DEBT (Note 8)                                                                       10,674,471           15,433,614
DEFERRED INCOME TAX LIABILITY (Note 7)                                                           804,000              739,656
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                    3,670,546            3,754,670
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,557,153 issued and outstanding                                                     35,572               35,572
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; 498,110 issued and outstanding                                              4,981                4,981
   Additional paid-in capital                                                                 27,954,041           27,950,622
  Unrealized loss in marketable securities                                                        (5,554)              (1,633)
  Unearned compensation                                                                       (3,297,713)          (3,782,811)
  Retained earnings                                                                            5,958,581            5,716,648
  Treasury stock, at cost; 289,000 and 280,000 shares,
     respectively                                                                             (1,692,716)          (1,618,484)
                                                                                             ------------         -----------
                                                                                              28,957,192           28,304,895
                                                                                             ------------         -----------
                                                                                             $50,536,752          $54,221,463
                                                                                             ============         ===========

                          PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Six Months Ended                  Three Months Ended
                                                             ----------------                  ------------------
                                                         May 31,          May 31,           May 31,           May 31,
                                                         -------          -------           -------           -------
                                                          1998               1997            1998                1997
                                                          ----               ----            ----                ----

NET SALES                                             $28,007,346      $21,495,161         $14,118,244       $11,733,217


COSTS AND EXPENSES:
   Cost of sales                                       16,590,663       12,125,444           8,746,091        6,463,608
   Selling, general and administrative                 10,602,746        8,264,768           5,117,275        4,812,239
                                                       ----------      -----------         -----------      -----------
                                                       27,193,409       20,390,212          13,863,366       11,275,847
                                                       -----------      -----------         -----------      ----------


OPERATING INCOME                                          813,937        1,104,949             254,878          457,370
                                                     -------------     ------------        ------------     -----------


OTHER:
   Interest income                                       (119,778)        (231,384)            (45,873)         (95,381)
   Interest expense                                       665,127          622,026             318,626          324,215
   Dividend Income                                        (30,800)         (25,000)            (15,615)         (15,000)
   Other (income)/expense                                 (17,179)          -                      486             -
                                                     -------------     ------------        ------------     -----------
                                                          497,370          365,642             257,624          213,834
                                                     -------------     ------------        ------------     -----------

EARNINGS/(LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                        316,567          739,307              (2,746)         243,536

PROVISION FOR INCOME
  TAXES                                                   102,500          317,000               4,000          110,000
                                                     -------------     ------------        ------------     -----------

EARNINGS BEFORE MINORITY
   INTEREST                                               214,067          422,307              (6,746)         133,536

MINORITY INTEREST IN NET LOSS
   OF SUBSIDIARY                                         (153,642)        (100,564)            (66,483)         (48,185)
                                                     -------------     ------------        ------------     -----------


NET EARNINGS                                         $    367,709    $    522,871         $     59,737      $   181,721
                                                     =============   ==============       =============     ===========

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
   BASIC                                             $        .08    $        .11         $          -      $       .03
                                                     -------------     ------------        ------------     -----------

   DILUTIVE                                          $        .07    $        .11         $          -      $       .03
                                                     -------------     ------------        ------------     -----------


WEIGHTED AVERAGE NUMBER
OF  COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
   BASIC                                                 3,270,653        3,003,986           3,268,153       3,003,986
                                                     =============   ==============       =============     ===========

   DILUTIVE                                              3,417,594        3,140,819           3,268,153       3,143,926
                                                     =============   ==============       =============     ===========

                          PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                     Six Months Ended
                                                                                                     ----------------
                                                                                            May 31,                    May 31,
                                                                                            -------                    -------
                                                                                             1998                         1997
                                                                                             ----                         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                             $   367,709            $   522,871
                                                                                            -----------            -----------
   Adjustments to reconcile net earnings to net cash provided by/
      (used in) operating activities:
      Depreciation and amortization                                                           1,508,946              2,394,035
      Minority interest in (loss) of subsidiary                                                (153,642)              (100,564)
      Deferred income tax benefit                                                              (423,526)              (386,906)
      Loss on sale of equipment                                                                   4,525                   -
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                                                 (269,981)               631,095
           Inventories                                                                           99,248             (1,683,598)
           Prepaid income taxes                                                                 131,955                346,218
           Prepaid expenses and other current assets                                         (1,653,168)              (798,451)
           Due from supplier                                                                    864,758                   -
           Other assets                                                                        (321,583)              (275,548)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                                349,529             (3,140,258)
           Dividends payable                                                                      1,249                  3,695
           Income taxes payable                                                                (129,775)              (183,127)
                                                                                            -----------            -----------
           Total adjustments                                                                      8,535             (3,193,409)
                                                                                            -----------            -----------
           Net cash provided by/(used in) operating activities                                  376,244             (2,670,538)
                                                                                            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                                           2,868,763              2,428,286
   Purchase of equipment                                                                     (1,030,817)              (739,974)
   Proceeds from sale of property, plant and equipment                                           15,000                   -
   Acquisition of intangible assets                                                              -                     (67,640)
                                                                                            -----------            -----------
   Net cash provided by investing activities                                                  1,852,946              1,620,672
                                                                                            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                                                  4,000,000              1,000,000
   Repayment of debt                                                                         (9,638,231)              (723,053)
   Proceeds from term loan                                                                    1,100,000                   -
   Net increase in stockholder loans                                                           (188,436)               (42,424)
   Purchase of treasury stock                                                                   (74,232)              (492,609)
   Dividends paid                                                                              (125,776)              (184,889)
                                                                                            -----------            -----------
   Net cash used in financing activities                                                     (4,926,675)              (442,975)
                                                                                            -----------            -----------

   Net decrease of cash and cash equivalents                                                 (2,697,485)            (1,492,841)
   Cash and cash equivalents at beginning of period                                           3,733,652              2,885,517
                                                                                            -----------            -----------
   Cash and cash equivalents at end of period                                               $ 1,036,167            $ 1,392,676
                                                                                            ===========            ===========


                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1998

1.     Basis of Presentation:

      The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of May 31, 1998 and the results of operations and statements of cash flows for the six month periods ended May 31, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the six month period ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.      Investment in Marketable Securities:

        Investments in debt and equity securities are designated as trading, held-to-maturity or available- for-sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

5.      Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                          May 31, 1998      November 30, 1997
                                          ------------      -----------------
                                          (Unaudited)
                                          -----------

         Raw materials                      $ 7,529,111         $  5,068,408
         Work-in-process                      8,411,835           10,883,990
         Finished goods                      10,021,508           10,109,304
                                           ------------         ------------
                                            $25,962,454         $ 26,061,702
                                           ============         ============

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1998
                                  (Continued)



6.       Stockholders' Equity:

           The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share was retroactively restated to reflect FASB No. 128 for the six and three months ended May 31, 1997.

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the six month periods ended May 31, 1998 and May 31, 1997 totaled $125,776 and $184,889, respectively. The Company paid a cash dividend in April, 1998 and April, 1997.

         In July 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of May 31, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.


                                                  For The Six Months Ended                   For The Three Months Ended
                                                  ------------------------                   --------------------------
                                                           May 31,                                     May 31,
                                                           -------                                     -------
                                              1998                     1997                1998                    1997
                                              ----                     ----                ----                    ----

Net Earnings/(Loss)                          $ 367,709              $ 522,871             $ 59,737               $181,721
   Less: Preferred Stock Dividends            (125,776)              (184,889)             (62,265)               (94,295)
                                            ----------             ----------            ---------              ---------

Earnings Available to Common
   Shareholders                              $ 241,933              $ 337,982             $ (2,528)              $ 87,426
                                            ----------             ----------            ---------              ---------

Basic Earnings Per Share                     $     .08              $     .11             $     -                $    .03
                                            ==========             ==========            =========              =========

Fully Diluted Earnings Per Share             $     .07              $     .11             $     -                $    .03
                                            ==========             ==========            =========              =========

Weighted Average Number
   of Shares:

   BASIC                                     3,270,653              3,003,986            3,268,153              3,003,986
                                            ==========             ==========            =========              =========

   DILUTIVE                                  3,417,594              3,140,819            3,268,153              3,143,926
                                            ==========             ==========            =========              =========


                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1998
                                  (Continued)




7.      Income Taxes:

        The tax effects of temporary differences that give rise to the deferred tax asset/liability at May 31, 1998 consist principally of the Company's investment in subsidiary, depreciation and amortization.


8.       Long-Term Debt:

                                                                                 May 31, 1998                November 30, 1997
                                                                                 ------------                -----------------
                                                                                 (Unaudited)
                                                                                 -----------

Long-term debt consists of the following:
Revolving lines of credit (a) (c)                                                  $ 5,600,000                  $10,500,000
Term loan, payable in monthly installments
   of $105,000, plus interest at prime, through
   September 2002; collateralized by the
   Company's assets (b) (c)                                                          5,460,000                    6,090,000
Term loan, payable in monthly installments
    of $18,333, plus interest at prime,
    through December 2002; collateralized by the
    Company's assets (b) (c)                                                         1,008,333                      -
Capital lease obligations, expiring in various
     years through 2001                                                                127,388                      143,952
                                                                                --------------               --------------
                                                                                    12,195,721                   16,733,952
    Less current portion                                                             1,521,250                    1,300,338
                                                                                 -------------                -------------
                                                                                   $10,674,471                  $15,433,614
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

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1998
                                  (Continued)


        (b) Term Loan Facility

        The Company maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $5,460,000 at May 31, 1998 is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

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

        The prime rate at May 31, 1998 was 8 1/2%.

 9.     Major Customer:

        Sales to major customers approximated 12% of total sales for the six month period ended May 31, 1998.

 10.    Commitments:

        The Company is party to multi-year supply and packaging agreements with Superior Supplements, Inc. ("Superior"), which provide for Superior to supply and package certain products for PDK. In the event that PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 on a pro-rata basis, as liquidated damages. As of May 31, 1998, the Company exceeded its minimum annual purchase requirement and ordered approximately 1,938,000 bottles of products packaged.

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

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1998
                                  (Continued)




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

                          PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        Net sales for the three and six month periods ended May 31, 1998 approximated $28,007,000 and $14,118,000 respectively, as compared to $21,495,000 and $11,733,000 in the corresponding period. The increase in sales is attributable to the Company operating under a renegotiated Exclusive Supply Agreement with a non-affiliated pharmaceutical distributor for a period of four months during the six months ended May 31, 1998 as compared to a period of one month during the six months ended May 31, 1997. On March 30, 1998, the Company terminated its agreement with this distributor. In addition, the Company has experienced an increase in private label sales during the six months ended May 31, 1998.

        Gross profit amounted to approximately $11,417,000 (41% of sales) and $5,372,000 (38% of sales) respectively, as compared to $9,370,000 (44% of sales) and $5,270,000 (45% of sales) in the corresponding periods in the prior year. The overall decrease as a percentage of sales is principally attributable to a change in the mix of sales, as well as changes being implemented to the Company's price structure.

        Selling, general and administrative expenses approximated $10,603,000 and $5,117,000 for the six and three month periods ended May 31, 1998, respectively. As a percentage of sales, these amounts represent 38% and 36% respectively, as compared to 38% and 41% in the corresponding periods in the prior year. The decrease in the three month period ended May 31, 1998 is attributable to a decrease in promotional costs associated with a marketing program which was discontinued.

        The Company is party to multi-year supply and packaging agreements (the "Agreement") with Superior Supplements, Inc. ("Superior"), which provide for Superior to supply and package certain products for PDK. In the event that PDK purchases less than $2,500,000 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200,000 on a pro-rata basis, as liquidated damages. As of May 31, 1998, the Company exceeded its minimum annual purchase requirement and ordered approximately 1,938,000 bottles of products packaged.

          Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

        The Company maintains a supply agreement with Compare Generiks, Inc. ("CGI"). Under the agreement which expires in 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up. The Company also maintains a second five year supply agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges.

        In April 1998, the Company amended its supply agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges. The amendment contains payment provisions on these products.

                          PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



       Interest expenses, net of interest income, was approximately $545,000 and $273,000 for the six and three month periods ended May 31, 1998 as compared to $391,000 and $229,000 in the corresponding periods in the prior year. The increase is principally attributable to the Company maintaining lower investment balances.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

Liquidity and Capital Resources

        The Company had working capital of approximately $ 34,304,000 at May 31, 1998.

       The Company's statement of cash flows reflects cash provided by operating activities of approximately $376,000 which reflects net earnings of ($368,000), decreases in operating assets such as inventories ($99,000), prepaid income taxes ($132,000), due from supplier ($865,000), an increase in accounts payable of ($350,000) and an adjustment for depreciation and amortization of ($1,509,000), offset by increases in operating assets such as accounts receivable ($270,000), prepaid expenses and other current assets ($1,653,000), other assets ($322,000), a decrease in income taxes payable ($130,000) and an adjustment for deferred income tax benefit of ($424,000).

       Net cash provided by investing activities approximated ($1,853,000) principally attributable to the sale and maturity of securities ($2,869,000), proceeds from sale of equipment ($15,000), offset by the purchase of property, plant and equipment ($1,031,000).

       The statement also reflects net cash used in financing activities of approximately ($4,927,000) primarily represented by bank repayments net of bank borrowings ($4,538,000).

       During the six month period ending May 31, 1998, the Company repurchased 9,000 shares of its own stock at an average price of $8.25 per share. On July 18, 1997, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own Common stock, par value $.01, in the public market. As of May 31, 1998, the Company had authorization to repurchase an additional $607,000 worth of its own stock.

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

       The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis. The term loan, aggregating $5,460,000 at May 31, 1998, is payable in monthly installments of $105,000, plus interest at prime through September 1, 2002 when the remaining principal is due.

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

     Item 1.- Legal Proceedings

     Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1997.

On or about April 22, 1998, Body Dynmics, Inc. ("BDI") instituted a litigation entitled Body Dynamics, Inc. v. PDK Labs Inc. and Compare Generiks, Inc., U.S.D.C. E.D.N.Y. against the Company, alleging, among other things, that the Company breached two contracts under which BDI was to purchase certain products from the Company and market, for a fee, certain of the Company's products. The complaint is somewhat imprecise with respect to the damages BDI seeks from the Company; the only specific demands against the Company are in the aggregate amount of $1,800,000. The Company has answered the complaint and has asserted substantive counterclaims. The Company believes it has adequate defenses, and it intends to vigorously defend against BDI's claims. There has been no discovery taken in this action.

     Item 6.- Exhibits and Reports on Form 8-K

     (A) Exhibits as required by Item 601 of Regulation S-K:

     None required.

     (B) Report on Form 8-K:

     During the three months ended May 31, 1998, the Company filed a report on Form 8-K with respect to Item 5.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 PDK LABS INC.





Dated: July 17, 1998             By:     /s/ Karine Hollander
                                    -------------------------------
                                             Karine Hollander
                                             Chief Financial Officer