Form 10-Q
period 1998-08-31
PDK LABS INC
filed 1998-10-15
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended August 31, 1998

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

                              Yes  X        No
                                  ---          ---

      Class                                   Outstanding at October 7, 1998
  ------------                                ------------------------------
  Common Stock                                         3,807,153

                                 PDK LABS INC.
                                   FORM 10-Q
                               QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED AUGUST 31, 1998

                               TABLE OF CONTENTS

                                                                    Page to Page
PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

Balance sheets.............................................................1

Statements of operations...................................................2

Statements of cash flows...................................................3

Notes to financial statements............................................4-8

Item 2.           Management's discussion and analysis
                  of financial condition and results of
                  operations............................................ 9-11

PART II.          OTHER INFORMATION

Item 1.           Legal proceedings.......................................12

Item 2.           Changes in Securities and use of proceeds...............12

Item 6.           Exhibits and reports on Form 8-K........................12

SIGNATURES................................................................13

                         PDK LABS INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               August 31,       November 30,
                                                                               ----------       ------------
                                                                                 1998              1997
                                                                                 ----              ----
                                                                              (Unaudited)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $    861,043      $  3,733,652
  Investment in marketable securities, at fair value (Note 4)                      139,217         2,375,570
  Accounts receivable - less allowance
    for doubtful accounts of $54,000, respectively                              11,180,425         8,927,236
  Inventories (Note 5)                                                          23,456,314        26,061,702
  Prepaid income taxes                                                              21,662           153,617
  Prepaid expenses and other current assets                                      2,347,806         1,428,020
  Due from supplier                                                                   --             864,758
  Deferred tax asset (Note 7)                                                    1,010,000           608,630
                                                                              ------------      ------------
  Total current assets                                                          39,016,467        44,153,185

INVESTMENTS IN MARKETABLE SECURITIES (Note 4)                                         --             836,114

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $6,281,940 and $5,353,453, respectively                                       4,664,025         4,667,439

INTANGIBLE ASSETS, net of accumulated amortization
  of $2,639,761 and $2,567,509, respectively                                     1,028,264         1,447,237

INVESTMENT IN COMPARE GENERIKS, INC                                                500,000           500,000

OTHER ASSETS                                                                     3,180,030         2,617,488
                                                                              ------------      ------------
                                                                              $ 48,388,786      $ 54,221,463
                                                                              ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  6,246,344      $  4,159,670
  Dividends payable (Note 6)                                                        93,399            29,885
  Income taxes payable (Note 7)                                                    220,477           498,735
  Current portion of long-term debt (Note 8)                                     1,530,067         1,300,338
                                                                              ------------      ------------
  Total current liabilities                                                      8,090,287         5,988,628
                                                                              ------------      ------------

LONG-TERM DEBT (Note 8)                                                          6,426,886        15,433,614
DEFERRED INCOME TAX LIABILITY (Note 7)                                             647,000           739,656
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                      3,692,545         3,754,670
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
     shares; 3,807,153 and 3,557,153 issued and outstanding, respectively           38,072            35,572
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; 498,110 issued and outstanding                                4,981             4,981
   Additional paid-in capital                                                   28,619,461        27,950,622
  Unrealized gain/(loss) in marketable securities                                      738            (1,633)
  Unearned compensation                                                         (3,721,038)       (3,782,811)
  Retained earnings                                                              6,289,911         5,716,648
  Treasury stock, at cost; 290,707 and 280,000 shares,
     respectively                                                               (1,700,057)       (1,618,484)
                                                                              ------------      ------------
                                                                                29,532,068        28,304,895
                                                                              ------------      ------------
                                                                              $ 48,388,786      $ 54,221,463
                                                                              ============      ============



                         PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Nine Months Ended                  Three Months Ended
                                             --------------------------          --------------------------
                                             August 31,      August 31,          August 31,      August 31,
                                             ----------      ----------          ----------      ----------
                                                1998            1997                1998            1997
                                             ----------      ----------          ----------      ----------
NET SALES                                   $44,416,579      $35,075,377         $16,409,233       $13,580,216

COSTS AND EXPENSES:
   Cost of sales                             29,182,246       19,322,573          12,591,583        7,197,129
   Selling, general and administrative       13,737,512       14,092,452           3,134,766        5,827,684
                                            -----------      -----------          ----------       ----------
                                             42,919,758       33,415,025          15,726,349       13,024,813
                                            -----------      -----------          ----------       ----------

OPERATING INCOME                              1,496,821        1,660,352             682,884          555,403
                                            -----------      -----------         -----------      -----------

OTHER:
   Interest income                             (170,679)        (314,950)            (50,901)         (83,566)
   Interest expense                             915,964          986,344             250,837          364,318
   Dividend income                              (45,800)         (45,000)            (15,000)         (20,000)
   Loan cost expense                               --            231,774                --            231,774
   Other (income)/expense                       (38,244)            --               (21,065)            --
                                            -----------      -----------         -----------      -----------
                                                661,241          858,168             163,871          492,526

EARNINGS BEFORE PROVISION
  FOR INCOME TAXES                              835,580          802,184             519,013           62,877

PROVISION/(BENEFIT) FOR INCOME
  TAXES                                         241,000          246,000             138,500          (71,000)
                                            -----------      -----------         -----------      -----------

EARNINGS BEFORE MINORITY
   INTEREST                                     594,580          556,184             380,513          133,877

MINORITY INTEREST IN NET LOSS
   OF SUBSIDIARY                                166,724          292,712              13,082          192,148
                                            -----------      -----------         -----------      -----------

NET EARNINGS                                $   761,304      $   848,896         $   393,595      $   326,025
                                            ===========      ===========         ===========      ===========

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
   BASIC                                    $       .17      $       .21         $       .10      $       .10
                                            -----------      -----------         -----------      -----------

   DILUTIVE                                 $       .17      $       .20         $       .10      $       .09
                                            -----------      -----------         -----------      -----------

WEIGHTED AVERAGE NUMBER
OF  COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
   BASIC                                      3,278,522        2,941,093           3,294,867        2,974,934
                                            ===========      ===========         ===========      ===========

   DILUTIVE                                   3,278,522        3,074,324           3,294,867        3,100,226
                                            ===========      ===========         ===========      ===========

                         PDK LABS INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                            -----------------
                                                                       August 31,        August 31,
                                                                       ----------        ----------
                                                                         1998               1997
                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                       $    761,304      $    848,896
                                                                      ------------      ------------
   Adjustments to reconcile net earnings to net cash provided by/
      (used in) operating activities:
      Depreciation and amortization                                      2,239,337         3,408,966
      Loan cost expense                                                       --             231,774
      Minority interest in loss of subsidiary                             (166,724)         (292,712)
      Deferred income tax benefit                                         (494,026)         (737,884)
      Loss on sale of equipment                                              4,525              --
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                          (2,253,189)          580,436
           Inventories                                                   2,605,388        (3,023,285)
           Prepaid income taxes                                            131,955           263,068
           Prepaid expenses and other current assets                      (919,786)         (492,136)
           Due from supplier                                               864,758              --
           Other assets                                                   (562,542)          (97,288)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                         2,086,674        (3,005,717)
           Income taxes payable                                           (278,258)           26,128
                                                                      ------------      ------------
           Total adjustments                                             3,258,112        (3,138,650)
                                                                      ------------      ------------
           Net cash provided by/(used in) operating activities           4,019,416        (2,289,754)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                      3,074,838         2,984,020
   Purchase of equipment                                                  (998,764)         (882,473)
   Proceeds from sale of property, plant and equipment                      15,000              --
   Acquisition of intangible assets                                           --             (91,658)
   Disposal of property, plant and equipment                                  --               2,904
                                                                      ------------      ------------
   Net cash provided by investing activities                             2,091,074         2,012,793
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                             4,047,560        11,800,000
   Repayment of debt                                                   (13,924,559)      (16,774,701)
   Proceeds from term loan                                               1,100,000         6,300,000
   Purchase of treasury stock                                              (81,573)         (907,679)
   Dividends paid                                                         (124,527)         (181,194)
                                                                      ------------      ------------
   Net cash (used in)/provided by financing activities                  (8,983,099)          236,426
                                                                      ------------      ------------

   Net decrease of cash and cash equivalents                            (2,872,609)          (40,535)
   Cash and cash equivalents at beginning of period                      3,733,652         2,885,517
                                                                      ------------      ------------
   Cash and cash equivalents at end of period                         $    861,043      $  2,844,982
                                                                      ============      ============

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998

1.   Basis of Presentation:

     The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of August 31, 1998 and the results of operations and statements of cash flows for the nine month periods ended August 31, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the nine month period ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc.
("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

3.   Concentration or Credit Risk:

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable.

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

5.   Inventories:

     Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                          August 31, 1998         November 30, 1997
                          ---------------         -----------------
                            (Unaudited)

    Raw materials             $ 7,067,768            $ 5,068,408
    Work-in-process             7,506,020             10,883,990
    Finished goods              8,882,526             10,109,304
                               ----------            -----------
                              $23,456,314            $26,061,702
                              ===========            ===========

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998
                                  (Continued)

6.   Stockholders' Equity:

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. Earnings per share was retroactively restated to reflect FASB No. 128 for the nine and three months ended August 31, 1997.

     Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for the nine month periods ended August 31, 1998 and August 31, 1997 totaled $188,041 and $225,630, respectively. The Company paid a cash dividend in April 1998 and April 1997.

     In July 1997 and August 1998, Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 and $1,000,000, respectively of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of August 31, 1998, the Company had authorization to repurchase an additional $1,600,000 worth of its own stock.

                                       For The Nine Months Ended     For The Three Months Ended
                                       -------------------------     --------------------------
                                               August 31,                   August 31,
                                               ----------                   ----------
                                          1998          1997            1998          1997
                                          ----          ----            ----          ----

Net Earnings                           $  761,304     $  848,896     $  393,595     $  326,025
   Less: Preferred Stock Dividends        188,041        225,630         62,265         40,741
                                       ----------     ----------     ----------     ----------

Earnings Available to Common
   Shareholders                        $  573,263     $  623,266     $  331,330     $  285,284
                                       ----------     ----------     ----------     ----------

Basic Earnings Per Share               $      .17     $      .21     $      .10     $      .10
                                       ==========     ==========     ==========     ==========

Fully Diluted Earnings Per Share       $      .17     $      .20     $      .10     $      .09
                                       ==========     ==========     ==========     ==========

Weighted Average Number
   of Shares:

   BASIC                                3,278,522      2,941,093      3,294,867      2,974,934
                                       ==========     ==========     ==========     ==========

   DILUTIVE                             3,278,522      3,074,324      3,294,867      3,100,226
                                       ==========     ==========     ==========     ==========

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998
                                  (Continued)

     In August 1998, the Company amended its various agreements with certain key individuals. Pursuant to these amended agreements, 530,000 shares of unregistered common stock were granted to key individuals. The value of the stock grants will be charged to operations ratably over the terms of the agreements which expire at various dates through August 2005.

7.   Income Taxes:

     The tax effects of temporary differences that give rise to the deferred tax asset/liability at August 31, 1998 consist principally of the Company's investment in subsidiary, depreciation and amortization.

8.   Long-Term Debt:

                                                     August 31,     November 30,
                                                     ----------     ------------
                                                        1998            1997
                                                        ----            ----
                                                    (Unaudited)
Long-term debt consists of the following:
Revolving lines of credit (a) (c)                  $ 1,700,000       $10,500,000
Term loan, payable in monthly installments
   of $105,000, plus interest at prime, through
   September 2002; collateralized by the
   Company's assets (b) (c)                          5,144,998         6,090,000
Term loan, payable in monthly installments
   of $18,333, plus interest at prime,
   through December 2002; collateralized by the
   Company's assets (b) (c)                            953,335              --
Capital lease obligations, expiring in various
   years through 2001                                  158,620           143,952
                                                   -----------       -----------
                                                     7,956,953        16,733,952
    Less current portion                             1,530,067         1,300,338
                                                   -----------       -----------
                                                   $ 6,426,886       $15,433,614
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

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998
                                  (Continued)

     (b) Term Loan Facility

     The Company maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $5,145,000 at August 31, 1998 is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

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

     The prime rate at August 31, 1998 was 8 1/2%.

9.   Major Customer:

     Sales to two major customers approximated 34% and 10% of total sales for the nine month period ended August 31, 1998.

10.  Commitments:

     The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of August 31, 1998, the Company exceeded its minimum annual purchase requirement.

     The Company also is party to a packaging agreement with Superior which provides for Superior to package certain products for PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of August 31, 1998, the Company ordered approximately 2,070,000 bottles of products packaged.

     Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

                         PDK LABS INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998
                                  (Continued)

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

     In May 1997, the Company entered into an exclusive supply agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "distributor"). Under the new agreement, the Company was granted exclusive supply rights to distribute certain products to the distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the distributor equal to the difference between (i) the purchase price as billed to the customers and (ii) an amount equal to the material cost of the products times a fixed percentage. On March 30, 1998, the Company terminated its Agreement with this distributor.

11.  Subsequent Event:

     In September 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional $500,000 worth of its own preferred stock, par value $ .01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

                         PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the nine and three month periods ended August 31, 1998 approximated $44,417,000 and $16,409,000 respectively, as compared to $35,075,000 and $13,580,000 in the corresponding period. The increase in sales is attributable to increased volume in private label sales and the introduction of new products.

     Gross profit amounted to approximately $15,234,000 (34% of sales) and $3,818,000 (23% of sales), respectively as compared to $15,753,000 (45% of sales) and $6,383,000 (47% of sales) in the corresponding periods in the prior year. The overall decrease in gross profit as a percentage of sales is principally attributable to a change in the mix of sales. Private label sales increased 116% and bulk tablet sales increased 192% for the nine month period ended August 31, 1998, as compared to the corresponding period in the prior year.

     Selling, general and administrative expenses approximated $13,738,000 and $3,135,000 for the nine and three month periods ended August 31, 1998, respectively. As a percentage of sales these amounts represent 31% and 19% respectively, as compared to 40% and 43% in the corresponding periods in the prior year. The decrease is attributable to a decrease in promotional costs associated with a marketing program which was discontinued as well as a decrease in the royalty fee being paid in connection with a supply agreement with a major non-affiliated customer which was terminated on March 30, 1998.

     The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of August 31, 1998, the Company exceeded its minimum annual purchase requirement.

     The Company also is party to a packaging agreement with Superior which provides for Superior to package certain products for PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of August 31, 1998, the Company ordered approximately 2,070,000 bottles of product packaged.

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

                         PDK LABS INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

     Interest expenses, net of interest income, was approximately $745,000 and $200,000 for the nine and three month periods ended August 31, 1998 as compared to $671,000 and $281,000 in the corresponding periods in the prior year. The increase for the nine months ended August 31, 1998 is principally attributable to the Company maintaining lower investment balances.

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

Liquidity and Capital Resources

     The Company had working capital of approximately $30,926,000 at August 31, 1998.

     The Company's statement of cash flows reflects cash provided by operating activities of approximately $4,019,416 which reflects net earnings of ($761,000), decreases in operating assets such as inventories ($2,605,000), prepaid income taxes ($132,000), due from supplier ($865,000), an increase in accounts payable of ($2,087,000) and an adjustment for depreciation and amortization of ($2,239,000), offset by increases in operating assets such as accounts receivable ($2,253,000), prepaid expenses and other current assets ($920,000), other assets ($563,000), and a decrease in income taxes payable ($278,000) and an adjustment for deferred income tax benefit of ($494,000).

     Net cash provided by investing activities approximated ($2,091,000) principally attributable to the sale and maturity of marketable securities ($3,075,000), proceeds from sale of property, plant and equipment ($15,000), offset by the purchase of property, plant and equipment ($999,000).

     The statement also reflects net cash used in financing activities of approximately ($8,983,000) representing bank repayments net of bank borrowings ($8,777,000), payment of dividends ($124,527), and the purchase of treasury stock ($82,000).

     During the nine month period ending August 31, 1998, the Company repurchased 10,707 shares of its own stock at an average price of $7.62 per share. On August 20, 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own common stock, par value $.01, in the public market. As of August 31, 1998, the Company had authorization to repurchase an additional $1,600,000 worth of its own stock.

     In September 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional $500,000 worth of its own preferred stock, par value $.01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

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

     The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis. The term loan, aggregating $5,145,000 at August 31, 1998, is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1997 and to the Company's Form 10-Q for the quarter ended May 31, 1998.

Item 2. - Changes in Securities and Use of Proceeds

     In August 1998, the Company amended its various agreements with certain key individuals. Pursuant to these amended agreements, 530,000 shares of unregistered common stock were granted to key individuals. The value of the stock grants will be charged to operations ratably over the terms of the agreements which expire at various dates through August 2005.

Item 6 - Exhibits and Reports on Form 8-K

         (A) Exhibits as required by Item 601 of Regulation S-K:

         None Required.

         (B) Report on Form 8-K:

         On August 21, 1998, the Company filed a report on Form 8-K with respect to Item 5.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PDK LABS INC.

Date: October 13, 1998                     By: /s/ Karine Hollander
                                               -----------------------
                                                  Karine Hollander
                                               Chief Financial Officer