Form 10-K405
period 1998-11-30
PDK LABS INC
filed 1999-03-15
CIK 855352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended November 30, 1998.

         [ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from _________________ to_________________.

Commission File No. 0-19121
                    -------

                                  PDK LABS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       11-2590436
---------------------------------             ---------------------------------
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York                                           11788
---------------------                                       --------
(Address of Principal                                      (Zip Code)
  Executive Offices)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

                    Series A Convertible Preferred Stock,
                           par value $.01 per share
                     --------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Issuer's revenues for its most recent fiscal year were $47,295,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 5, 1999, was approximately $12,988,000.

         Number of shares outstanding of the Registrant's common stock, as of March 5, 1999, was 3,807,153.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
                                                        ----

                                     PART I

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

         The Company only sells OTC products which have been proven to be generally recognized to be safe and effective for the intended uses. Proposed rules by the Food and Drug Administration have established, after an expanded review of all OTC products, those products that will be generally recognized as safe and effective and non-misbranded. See "Business - Government Regulation."

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

         On March 3, 1999, an Asset Purchase Agreement (the "Purchase Agreement") was executed by and among FB Acquisition Corp., a Delaware corporation ("FB Acquisition"), Nutraceutical Corporation, a Delaware corporation ("Nutraceutical"), Futurebiotics, Inc., a Delaware corporation ("Futurebiotics") and the Company, pursuant to which FB Acquisition agreed to acquire, and Futurebiotics agreed to sell (the "Transaction"), substantially all of the Futurebiotics' assets (the "Assets").

         As consideration for the Assets, FB Acquisition has agreed to pay in cash (i) $3,700,000, (ii) the value of purchased inventory up to $1,500,000, and
(iii) the net book value of accounts receivables up to a maximum of $725,000. The purchase price is subject to adjustment in the event that the proceeds actually received from collecting the purchased accounts receivable differs from the amount of purchased accounts receivable.

         In connection with the Transaction, Futurebiotics anticipates entering into a Transition Service Agreement at closing which will require Futurebiotics to provide certain services to FB Acquisition on a temporary basis to facilitate a smooth transition of the transfer of the Assets to FB Acquisition.

         The closing ("Closing") of the Transaction is subject to the approval of Futurebiotics stockholders and the satisfaction of other customary conditions. PDK, the majority stockholder of Futurebiotics has agreed to vote the shares of Futurebiotics capital stock held by it in favor of the Transaction. Futurebiotics anticipates Closing the Transaction during the second calendar quarter of 1999.

         Following the Closing, Futurebiotics and the Company shall be restricted from engaging in merchandising, distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or
(ii) any of Futurebiotics proprietary products and/or formulations. As a result, Futurebiotics intends to commence a new business by either acquiring a going concern or certain assets which may be developed into a new business.

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

         This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Marketing

         The Company markets its products to customers through direct salespersons, manufacturers representatives, and various supply and licensing agreements. Private label sales accounted for 73% of the Company's total revenue for the fiscal year ended November 30, 1998. Sales under various supply and licensing agreements accounted for 69% of the Company's total revenue for the fiscal year ended November 30, 1998.

         The Company supplies a third party under an exclusive supply agreement with dietary supplements and a broad range of OTC non-prescription pharmaceutical products. This agreement expires in October 2000 and is automatically renewable for successive one (1) year terms.

         In addition, the Company has a second exclusive supply and licensing agreement with this same third party pursuant to which the Company granted an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTC pharmaceuticals and the exclusive right to distribute products bearing such names. This agreement has a five (5) year term which automatically renews for successive periods of one (1) year. In consideration for the license, the third party agreed to pay an annual license fee to the Company. The fee is payable at the option of the third party by either (i) issuance of the publicly traded common stock or restricted Series B Preferred Stock of the third party or (ii) the payment of cash. Sales to this customer approximated $22,125,000 for the fiscal year ended November 30, 1998.

         On May 5, 1997, the Company renegotiated an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated distributor (the "Distributor") for a three (3) year term. Under the New Agreement, the Company was granted exclusive supply rights to distribute certain products. In consideration for the supply rights, the Company agreed to pay a royalty fee based on sales to these customers. The Company terminated the New Agreement in March 1998. Sales to this Distributor made pursuant to the New Agreement accounted for 22% of total revenue for the fiscal year ended November 30, 1998.

         The Company markets its various OTC pharmaceuticals and vitamin products under various brand names to drug store chains, health food stores, health food store distributors, convenience stores, and other various retailers.

Manufacturing

         The Company's manufacturing facility is located in Hauppauge, New York. Approximately 75% of the sales volume of the Company's products are manufactured and/or packaged by the Company. The Company has the current capacity to manufacture 6 billion tablets and/or capsules annually. In addition, the Company can package 60 million bottles annually. The Company believes that the expanded capacity of its manufacturing facility is adequate to meet the requirements of its current and future business.

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

Material Suppliers

         Substantially all of the Company's products are manufactured from readily available raw material. In addition to manufacturing many of its own products, the Company purchases finished goods from suppliers in the United States. In March and November 1998, the Drug and Enforcement Administration ("DEA") advised the Company that the DEA would not sign a letter of non-objection requested by the Company relating to the intended importation by the Company of a List 1 Chemical. Without a non-objection letter, the Company is unable to import the List 1 Chemical. To date, the Company has been able to satisfy its needs for the List 1 Chemical through purchases in the domestic market and currently maintains an adequate supply of the raw materials to satisfy its needs for the immediate future.

         Other than the aforementioned List 1 Chemical, the Company has not encountered any significant difficulties in purchasing supplies of principal raw material or finished goods. The Company believes that if any source of a product's ingredients becomes unavailable, alternative sources of supply are available at comparable prices and delivery schedules. In the event the Company were unable to find such alternate sources at a competitive price and on a timely basis for its principal products, the Company could be materially adversely affected.

         The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement expires in May 1999 and is automatically renewable for successive one (1) year periods thereafter. For the fiscal year ended November 30, 1998, the Company made purchases of approximately $9,505,000 pursuant to this agreement. See "Certain Relationships and Related Transactions."

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

         Raw materials are available from numerous sources. No supplier accounts for more than 10% of the Company's raw material purchases.

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

         Several of the raw materials used by the Company in its manufacturing process are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals. In March and November 1998, the DEA advised the Company that the DEA would not sign a letter of non-objection requested by the Company relating to the intended importation by the Company of a List 1 Chemical. Without the letter of non-objection the Company is unable to import the List 1 Chemical.

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

         The Company was advised recently by DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals. Sales of products containing List 1 Chemicals were approximately $30,525,000 representing 65% of net sales for the year ended November 30, 1998.

         Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

Employees

         As of March 5, 1999, the Company employed 158 full-time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

         In addition to other information in this Annual Report on Form 10-K the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

         Competition. Competition in the Company's marketplace is intense. The Company faces direct competition from a number of national and regional brands and private label non-prescriptive products. The Company competes against established pharmaceutical, consumer product and mail order companies which currently market products which are equivalent or functionally similar to those the Company markets and which have achieved broad product recognition. Competitive products which have achieved such recognition include such well-known brands as Tylenol(R), Benedryl(R), Actifed(R), Sudafed(R), Dexatrim(R), No~Doz(R), Vivarin(R), Advil(R), and Nuprin(R). Most of the Company's competitors possess substantially greater financial, technical and other resources than the Company. Moreover, these companies possess greater marketing capabilities than the Company, including the resources to implement extensive advertising campaigns. There can be no assurance that the Company will continue to compete successfully.

         Government Regulation. Manufacturers of pharmaceutical products are, generally, subject to extensive regulation by the Food and Drug Administration ("FDA") and various other federal and state governmental entities relating to nearly every aspect of the development, manufacture and commercialization of such products.

         Under the Federal Food, Drug and Cosmetic Act ("FDA Act"), an over-the-counter nonprescription pharmaceutical product may not be commercialized or otherwise distributed in the United States without the prior approval of the FDA upon submission of a new drug application or abbreviated new drug application, unless the combination of active ingredients of such products has been determined to be generally recognized as safe and effective for uses under the conditions prescribed, recommended or suggested in the labeling in accordance with final monograph rules promulgated by the FDA and the labeling is in compliance therewith. The Company only markets nonprescription products which are similar to national and regional brands and the active ingredients in which have been found to be generally recognized as safe and effective for the recommended uses by panels of medical experts appointed by the federal government in the course of its monograph rulemaking proceedings. The scope of the FDA Act also extends to cosmetic products. Under the FDA Act, however, cosmetics are not required to obtain premarketing FDA approval. Cosmetics are defined, in part, as substances or products intended to be applied to the human body for the purpose of cleansing, beautification, promotion of attractiveness or alteration of appearance. The beauty aids sold by the Company are believed by the Company to be within the definitional scope of a cosmetic and, accordingly, in the opinion of the Company, do not require pre-marketing FDA approval. The labeling of over-the-counter products as well as advertising relating to such products is also subject to the review of the Federal Trade Commission ("FTC"). The Company believes it is in full compliance with all FTC labeling and advertising requirements. However, the extent of potentially adverse or burdensome government regulations in the nonprescription product area which might arise in future legislation or administrative action cannot be predicted.

         Several of the raw materials used by the Company in its manufacturing process are categorized as List I Chemicals by the Chemical Diversion Act of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Agency. In addition, certain foreign countries require a "letter of non-objection" for the export of List I Chemicals. In March and November 1998, the DEA advised the Company that the DEA would not sign a letter of non-objection requested by the Company relating to the intended importation by the Company of a List 1 Chemical. Without the letter of non-objection the Company is unable to import the List 1 Chemical.

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

         The Company was advised recently by DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals.

         The issuance by any governmental body of materially adverse regulations in the nonprescription product area which prevented the Company from obtaining necessary regulatory approval, whether on a timely basis, by virtue of the costs of compliance or at all, could have a material adverse effect on the business and financial condition of the Company. In addition, the fact that the Company's products do not currently require pre-marketing FDA approval does not mean that any particular product, under certain circumstances, could not expose the Company to product liability or other claims.

         Product Liability. The Company faces inherent business risks of exposure to product liability claims in the event that, among other things, a product is illegally tampered with, misused or its use results in adverse effects. While the Company takes what it believes are appropriate precautions, including the use of tamper resistant caps and heat sealed plastic wrapping around the entire bottle of each of its over-the-counter and vitamin products and follows the Good Manufacturing Practices prescribed by the FDA, as well as its own in-house quality control procedures, there can be no assurance that it will avoid significant liability exposure. While the Company carries product liability insurance against this risk there can be no assurance that such coverage will always be available or available at a reasonable cost and, even if available, adequate to protect it against material adverse effects in the event of a successful product liability claim.

         Dependence on Certain Products. Although the Company distributes in excess of 100 products, approximately 65% of the Company's revenue in fiscal 1998 was from the sale of products containing List 1 Chemicals. The inability of the Company to sell such products, for any reason, would have a material adverse effect upon the business and financial condition of the Company.

         Raw Material Supplies. The Company currently purchases all of its raw materials and supplies in the United States and overseas. The Company has no long term supply agreements for its raw materials. The Company believes that alternate sources of supply are available for its raw material at comparable prices. However, in the event the Company was unable to rely on its current suppliers and could not arrange sources of supply at competitive prices and on a timely basis for its principal products, the Company could be materially adversely effected.

         No Cash Dividends. The Company has not paid any cash dividends on its common stock and, in view of its capital needs, and restrictions on the payment of dividends under the Company's current loan agreement, does not presently plan to pay any cash dividends except in accordance with the terms of the Series A Preferred Stock.

Item     2.  PROPERTIES.

         The Company leases a 44,000 square foot facility in Hauppauge, New York. This facility serves as the Company's corporate headquarters and manufacturing/production center. The annual rent is $242,000 and increases up to $286,000 in the final year. The current lease has two years remaining.

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

         On February 4, 1994 the Company was named as a defendant in a litigation entitled Hillary L. Dufficy v. PDK Labs Inc. in the Superior Court of the State of Connecticut, alleging a product liability claim pursuant to Section 52-572m of the Connecticut General Statutes. The action seeks unspecified monetary damages. The Court granted the Company's motion for summary judgment dismissing the action and plaintiff has appealed the decision . The Company intends to vigorously defend the lawsuit and has referred the action to its product liability insurer. See "Business - Product Liability."

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

         In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and derivative claims. The executive's personal Counterclaim, asserts in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. The derivative claims were dismissed by the court and the executive has appealed the dismissal. PDK and the directors deny that they engaged in any improper conduct which would support the executive's personal Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive. In addition, on February 22, 1999, Mr. Krape served a demand on the Company's board of directors, pursuant to Section 626 of the New York Business Corporation

Law, to commence a shareholder's derivative action (the "Demand"). The Demand requests that the board of directors commence an action for fraud, breach of fiduciary duty and corporate waste against various individuals and entities including former and present officers and directors of the Company. The board of directors is reviewing the Demand.

         On or about April 22, 1998, Body Dynamics, Inc. ("BDI") instituted a litigation entitled Body Dynamics, Inc. v. PDK Labs Inc. and Compare Generiks, Inc., U.S.D.C. E.D.N.Y. against the Company, alleging, among other things, that the Company breached two contracts under which BDI was to purchase certain products from the Company and market, for a fee, certain of the Company's products. In February 1999, the Company and BDI entered into a settlement under which the outstanding royalty payable to BDI of $1,350,000 was paid.

         Donald Zinman ("Zinman") served and filed a complaint (the "Zinman Complaint") against PDK and its majority-owned subsidiary, Futurebiotics, Inc. ("Futurebiotics") dated May 16, 1997 in a litigation entitled Zinman v. PDK Labs Inc. and Futurebiotics, Inc. in the Eastern District of New York. The Zinman Complaint alleges breach of contract in that PDK failed to pay amounts under an Amended Consulting Agreement between Zinman and PDK. On November 24, 1998, the Company settled the lawsuit in its entirety for $450,000.

Item     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On October 30, 1998, the Company held its annual meeting of Shareholders.

         (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                      FOR                    AGAINST

Reginald Spinello                  3,216,087                 18,243
Karine Hollander                   3,215,914                 18,416
Thomas Keith                       3,216,087                 18,243
Ira Helman                         3,215,962                 18,368
Lawrence D. Simon                  3,215,962                 18,368

         (c) At said meeting 3,210,909 shares of Common Stock were voted in favor of and 15,659 shares of Common Stock were voted against a proposal to ratify the appointment of Holtz Rubenstein & Co., LLP to serve as the independent certified public accountants for the 1998 fiscal year.

                                     PART II

Item     5.  MARKET FOR REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Preferred Stock is regularly quoted and traded on the NASDAQ system under the symbols PDKL and PDKLP, respectively.

         The Company acquired $298,000 worth of its own common stock in fiscal 1998, repurchasing 68,425 shares at an average price of $4.36. In addition, the Company repurchased 265,000 shares at an average price of $3.54 between December 1, 1998 and March 5, 1999. As of March 5, 1999, the Company had authorization to repurchase an additional $1,447,000 worth of its own common stock.

         The Company acquired $167,000 worth of its own preferred stock in fiscal 1998, repurchasing 37,544 shares at an average price of $4.44. As of March 5, 1999, the Company had authorization to repurchase an additional $333,000 worth of its own preferred stock.

         The following table indicates the high and low bid prices for the Company's Common Stock and Preferred Stock for the period up to November 30, 1998 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

                                                          High          Low
                                                          ----          ---

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

                  1998 Calendar Year
                  ------------------

                  First Quarter                           8 13/16       5 1/2

                  Second Quarter                          6 3/8         3 1/4

                  Third Quarter                           5 3/8         3 1/8

                  Fourth Quarter                          4 1/8         2 15/16

Preferred Stock

                                                          High          Low
                                                          ----          ---

                  1996 Calendar Year
                  ------------------

                  First Quarter                           4 1/2         3 3/4

                  Second Quarter                          5 3/8         4

                  Third Quarter                           5             4

                  Fourth Quarter                          5 3/4         4 1/2

                  1997 Calendar Year
                  ------------------

                  First Quarter                           6 5/8         5

                  Second Quarter                          6 1/2         4

                  Third Quarter                           8             5 1/4

                  Fourth Quarter                          7 1/2         6 3/4

                  1998 Calendar Year
                  ------------------

                  First Quarter                           7 7/8         7 1/2

                  Second Quarter                          6 3/8         3 1/2

                  Third Quarter                           5 1/8         3 1/2

                  Fourth Quarter                          5 1/4         3 5/8

         On March 5, 1999, the closing price of the Common Stock as reported on the NASDAQ System was $4.50. On March 5, 1999, the closing price of the Preferred Stock reported on the NASDAQ System was $5.88. On March 5, 1999, there were 768 holders of record of Common Stock.

         On April 1, 1998, the Company paid a $.25 per share of Preferred Stock dividend to holders of record on April 15, 1998 payable in cash. On October 1, 1998, the Company paid a $.24 per share of Preferred Stock dividend to holders of record on October 15, 1998 payable in cash.

Item 6.  SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA
         (in thousands)

                                                     November 30,

                                       1998            1997              1996            1995              1994
                                       ----            ----              ----            ----              ----

Total Assets                          $46,480         $54,221           $53,255         $41,943           $33,533
Long-Term Obligations,
  net of current portion                4,342          15,434            13,603           8,251             4,356
Stockholders' Equity                   29,504          28,305            26,661          24,437            22,440

SUMMARY INCOME STATEMENT DATA
(in thousands, except share and per share data)

                                                      Years Ended November 30,

                                                    1998            1997           1996           1995         1994
                                                    ----            ----           ----           ----         ----

Revenues                                            $47,295         $39,670        $33,850       $21,257      $13,737
Operating Income                                      4,011           4,069          2,910         1,346          722
Earnings (Loss) from Continuing Operations            1,396           2,206          1,874          (321)       1,387
(Loss) Earnings from Discontinued Operations           (619)           (647)          (261)          140          387
Net Earnings (Loss)                                     777           1,559          1,613          (181)       1,774
Net Earnings (Loss) per Common Share

Basic:
Income (Loss) from continuing operations              $0.35           $.62           $0.48         ($.30)        $.50
Loss Income from discontinued operations             ($0.19)         ($.21)        ($0.08)         $.06         $.21
Net earnings (Loss)                                   $0.16           $.41           $0.40         ($.24)        $.71

Diluted:
Income (loss) from continuing operations              $0.34           $.60          $0.46         ($.30)        $.50
Loss Income from discontinued operations             ($0.18)         ($0.21)        ($0.08)         $.06         $.21
Net earnings                                          $0.16           $.39          $0.38         ($.24)        $.71

Weighted Average Number of Common Shares
Outstanding
 Basic                                            3,327,050       3,095,660      3,156,276     2,259,232    1,797,316
 Diluted                                          3,409,109       3,228,333      3,265,393     2,259,232    1,797,316

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1998 compared to Fiscal Year 1997

         Net sales for fiscal year 1998 were approximately $47,295,000 as compared to net sales in 1997 of $39,670,000. The increase in sales is attributable to increased volume in private label sales and the introduction of new products. Gross profit amounted to $17,396,000 (37% of sales) in 1998 as compared to $19,627,000 (49% of sales). The decrease in gross profit is principally attributable to a change in the mix of sales resulting from the Company operating under an Exclusive Supply Agreement with a non-affiliated customer in 1997 which was terminated by the Company on March 30, 1998. In addition, private label sales increased 96% and bulk tablet sales increased 115% for the fiscal year ended 1998 as compared to fiscal year ended 1997.

         Selling, general and administrative expenses were $9,458,000 in 1998 and $8,132,000 in 1997. As a percentage of sales, selling, general and administrative expenses were 21% in 1998 and 20% in 1997. Royalty expenses approximated $3,927,000 in 1998 and $7,426,000 in 1997. The decrease in royalty is attributable to the Company terminating its supply agreement with a non-affiliated customer on March 30, 1998.

         On March 3, 1999, the Company and Futurebiotics entered into an Asset Purchase Agreement with Nutraceutical Corporation ("Nutraceutical") and FB Acquisition Corp., a wholly-owned subsidiary of Nutraceutical pursuant to which FB Acquisition Corp. agreed to acquire and the Futurebiotics agreed to sell, (the "Transaction") substantially all of Futurebiotics assets (the "Assets").

         Accordingly, the operating results of the Futurebiotics' operations have been segregated from continuing operations and reported as discontinued operations, reflecting a loss, net of taxes and minority interest, of $619,000 in 1998 and $647,000 in 1997.

         As consideration for the Assets, FB Acquisitions Corp. has agreed to pay in cash (i) $3,700,000, (ii) the value of purchased inventory up to $1,500,000, and (iii) the net book value of accounts receivable up to a maximum of $725,000. The purchase price is subject to adjustment in the event that the proceeds actually received from collecting the purchased accounts receivables differ from the amount of purchased accounts receivable.

         The closing ("Closing") of the Transaction is subject to the approval of Futurebiotics' stockholders and the satisfaction of other customary conditions. The Company as, the majority stockholder of Futurebiotics has agreed to vote its shares of Futurebiotics capital stock held thereby in favor of the Transaction. Futurebiotics anticipates Closing the Transaction during the second calendar quarter of 1999.

         Following the Closing, the Company and Futurebiotics shall be restricted from engaging in merchandising distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of Futurebiotics proprietary products and/or formulations. As a result, Futurebiotics intends to commence a new business.

         The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of November 30, 1998, the Company exceeded its minimum annual purchase requirement.

         The Company is also party to a packaging agreement with Superior which provides for Superior to package certain products of PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled up to $100,000 on a pro-rata basis, as liquidated damages. As of November 30, 1998, the Company ordered approximately 2,355,000 bottles of packaged product.

         Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         The Company has a supply agreement with Compare Generiks, Inc., ("CGI"). Under the agreement which expires in 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up.

         The Company has a second five year supply agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges which was amended in April 1998 and November 1998. The payment terms of this agreement were amended wherein the purchase price of the products were set at a (i) base price plus (ii) the difference between 93% of the sales price invoiced to CGI customers and the base price. The amendment also prohibits the Company from supplying certain products to convenience stores. In consideration for this agreement, CGI agreed to pay the Company an annual license fee of $500,000. This fee is payable, at the option of CGI, either in cash or in shares of CGI common stock. In January 1999, the agreement was further amended to provide CGI the option to pay the Company its annual license fee in shares of Series B preferred stock. Total sales to CGI approximated $22,125,000 and $5,485,000 for 1998 and 1997, respectively.

         Interest expenses, net of interest income, was approximately $861,000 in 1998, as compared to $756,000 in 1997. The increase is principally attributable to the Company maintaining lower investment balances.

         The provision for income taxes reflects an effective tax rate of 52% in 1998 and 32% in 1997. The 1998 rate reflects the effect of certain permanent differences.

         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and reliability of operational systems. The

Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and is in the process of making remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

         Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner and that the costs of implementing this program will not materially affect the financial position of the Company. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Fiscal Year 1997 Compared to Fiscal Year 1996

         Net sales for fiscal year end 1997 were approximately $39,670,000 as compared to net sales in 1996 of $33,850,000. Gross profit amounted to $19,627,000 (49% of sales) in 1997 as compared to $12,081,000 (36% of sales) in
1996. The increase in sales and gross profit is principally attributable to the Company renegotiating an Exclusive Supply Agreement (the "New Agreement") with a non-affiliated pharmaceutical distributor (the "Distributor") in May 1997. The New Agreement superseded a prior Exclusive Supply and Licensing Agreement with the Distributor dated October 16, 1995. Under the New Agreement, the Company was granted exclusive supply rights to sell certain products directly to the Distributor's customers. In consideration for the supply rights, the Company agreed to pay a royalty fee to the Distributor based upon the gross profit earned on sales to those customers.

         Selling, general and administrative expenses were $8,132,000 in 1997 and $9,171,000 in 1996. As a percentage of sales, selling, general and administrative expenses were 20% in 1997 and 27% in 1996. The overall decrease as a percentage of sales is primarily attributable to decreased advertising and marketing costs and an increase in sales resulting from the Company's renegotiation of its Exclusive Supply Agreement with a non-affiliated pharmaceutical distributor. Royalty expenses under the renegotiated supply agreement approximated $7,426,000.

         Total sales to CGI under various supply agreements approximated $5,485,000 and $1,459,000 in 1997 and 1996, respectively.

         Interest expenses, net of interest income, was $756,000 in 1997, as compared to $464,000 in 1996. The increase in interest expense in 1997 is a result of greater borrowings to finance the purchase of additional machinery and equipment, make necessary plant modification, and meet working capital needs.

         The provision of income taxes reflects an effective tax rate of 32% in 1997 and 39% in 1996.

         Management believes that inflation did not have a material effect on operations or financial condition in 1998, 1997 or 1996. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

         The Company had working capital of approximately $29,358,000 and $38,167,000 at November 30, 1998 and 1997.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $6,448,000 which reflects net earnings of ($777,000), decreases in operating assets such as inventories ($2,331,000), and increases in accounts payable ($1,686,000), accrued expenses ($385,000) and income taxes payable ($743,000), offset by increases in accounts receivable ($1,232,000) and due from supplier ($508,000). Cash flows from operating activities also reflect non-cash items including an adjustment for depreciation and amortization ($3,232,000) and a realized loss on investment of ($404,000), an adjustment for minority interest in loss of subsidiary (472,000), securities received to satisfy receivable ($500,000) and an adjustment for deferred income tax benefit ($601,000).

         Net cash provided by investing activities approximately $1,955,000 principally attributable to the sale and maturity of marketable securities ($3,215,000), offset by the purchase of property, plant and equipment ($1,230,000) and an increase of intangible assets ($45,000).

         The statement also reflects net cash used in financing activities of approximately $11,208,000, representing bank repayments net of bank borrowings ($10,508,000) , payment of dividends ($235,000), and the purchase of treasury stock ($465,000).

         The Company reacquired $298,000 of its common stock during fiscal 1998, repurchasing 68,425 shares at an average price of $4.36. On August 20, 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional $1,000,000 worth of its own common stock, par value $.01, in the public market. As of November 30, 1998 the Company had authorization to repurchase an additional $1,383,000 worth of its own common stock.

         In September 1998, the Company's Board of Directors authorized the Company to repurchase up to an additional $500,000 worth of its own preferred stock, par value $.01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. The Company reacquired $167,000 of its preferred stock during fiscal 1998, repurchasing 37,544 shares at an average price of $4.44. As of November 30, 1998, the Company had authorization to repurchase an additional $333,000 worth of its own preferred stock.

         The Company and its subsidiary maintain a credit facility with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement, which expires in September 2000, provides for aggregate borrowings of up to $10,000,000 with a sublimit of $4,000,000 for Futurebiotics. Borrowings under the Revolving Agreement bear interest at the bank's prime rate plus 1.75%, at the Company's option.

         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis. The term loan aggregating $4,830,000 at November 30, 1998, is payable in monthly installments of $105,000 plus interest at prime through September 1, 2002 when the remaining principal is due.

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

         The Credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, restrictions on borrowings.

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The following persons are the current executive officers and directors.

Name                                Age                        Position
----                                ---                        --------

Reginald Spinello                   46               Chairman of the Board, Chief Executive
                                                     Officer and President

Karine Hollander                    32               Chief Financial Officer, Secretary and
                                                     Director

Thomas A. Keith                     39               Director

Ira Helman                          66               Director

Lawrence D. Simon                   32               Director

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

Background of Executive Officers and Directors

         Reginald Spinello has been the Chairman of the Board, Chief Executive Officer and President since August 21, 1998 and a Director of the Company since August 1997. Mr. Spinello was the Company's Executive Vice President since September 1993. Mr. Spinello is also the President and a director of the Company's subsidiary Futurebiotics, Inc. In addition, he has been a Director of Superior Supplements, Inc. since May 1, 1996. Superior Supplements, Inc. ("SSI") is a developer, manufacturer and marketer of dietary supplements in bulk tablet, capsule and powder form. Prior to joining PDK Labs Inc., Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

         Karine Hollander has been the Chief Financial Officer of the Company and Futurebiotics, Inc. since March 3, 1997. In addition, she has been a Director of the Company since March 11, 1998. She had been the Comptroller of PDK Labs Inc. since September 1994. From 1989 until joining the Company, Ms. Hollander was employed by the accounting firm of Holtz Rubenstein & Co., LLP. Ms. Hollander received a B.A. degree in Accounting from Dowling College.

         Thomas A. Keith has been a Director of the Company since March 11, 1998, and he has been a Director of Futurebiotics, Inc. since December 2, 1998. In addition, he has been a Director of Compare Generiks, Inc. since May 21, 1997 and the President of Compare Generiks, Inc. since October 31, 1995. Prior to joining Compare Generiks, Inc., from December 1990 to October 1995, Mr. Keith was Vice President of Sales & Marketing of the Company Compare Generiks, Inc. ("CGI") is a distributor, marketer and vendor of dietary supplements and over-the-counter non-prescription pharmaceuticals.

         Lawrence D. Simon has been a Director of the Company since March 11, 1998. In addition, he has been the President, Chairman, Chief Financial Officer and a Director of SSI since May 1, 1996. Mr. Simon is also a Director of Futurebiotics, Inc. He was the National Sales Director for Futurebiotics, Inc. from October 1, 1995, until his resignation on April 30, 1996. Prior to joining Futurebiotics, Inc., Mr. Simon was Regional Sales Manager for the Company (from April 10, 1992 to September 30, 1995). Prior to PDK Labs Inc., Mr. Simon was President of LDS Products Inc. (from March 1990 to March of 1991). LDS Products Inc., is a brokerage corporation specializing in sales to wholesale companies in Eastern Europe. Prior to LDS Products Inc., Mr. Simon was an Auditor with Coopers & Lybrand LLP (from December 1988 to March 1990). He is a graduate of Cleveland State University with a Bachelors Degree in Business Administration.

         Ira Helman has served as a Director of the Company since August 1989. For the past 30 years, Mr. Helman has been an independent investor and financial consultant as well as a breeder and owner of harness horses. Mr. Helman receive his B.A. degree from Princeton University and his law degree from Brooklyn Law School.

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

Item 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                               -----------------------------
                                        Annual Compensation                     Awards               Payouts
                                     ---------------------------------         --------        -----------------
   (a)                         (b)     (c)          (d)         (e)              (f)           (g)        (h)          (i)

                                                                                 Restricted                            All
                                                              Other              Stock                    LTIP         Other
                                                              Annual             Awards        Options/   Payouts      Compensation
Name and Principal Position   Year   Salary($)      Bonus($)  Compensation($)    ($)           SARs(#)     ($)         ($)
----------------------------  ----   ---------      --------  ---------------    -----------   --------   -------       -----------
Michael Krasnoff, former CEO  1998    $400,000      $400,000   $270,000(1)       $318,750(2)     -0-       $-0-         $204,500(3)
                              1997    $400,000      $300,000   $   -0-           $   -0-         -0-       $-0-         $   -0-
                              1996    $400,000      $250,000   $200,000(1)       $   -0-         -0-       $-0-         $   -0-

Reginald Spinello, CEO        1998    $375,000(4)   $300,000   $421,000(1)       $595,000( 5)    -0-       $-0-         $   -0-
                              1997    $250,000      $200,000   $   -0-           $   -0-         -0-       $-0-         $   -0-
                              1996    $200,000(6)   $150,000   $   -0-           $   -0-         -0-       $-0-         $   -0-

Karine Hollander, CFO         1998    $160,000      $75,000    $160,000(1)       $   -0-         -0-       $-0-         $   -0-
                              1997    $110,000      $60,000    $  -0-            $   -0-         -0-       $-0-         $   -0-
                              1996    $ 85,000      $  -0-     $  -0-            $   -0-         -0-       $-0-         $   -0-

--------------------

     (1) Represents reimbursements to pay taxes resulting from stock grants.
     (2) Represents issuance of 150,000 shares in accordance with August 1998 consulting agreement. Shares were valued at $2.125 per share.
     (3) Represents consulting fees paid in accordance with August 1998 agreement and accrued vacation and sick pay in accordance with October 1995 Employment Agreement.
     (4) Represents salary of $325,000 paid by the Company and $50,000 paid by its subsidiary.
     (5) Represents issuance of 280,000 shares in accordance with August 1998 employment agreement. Shares were valued at $2.125 per share.
     (6) Represents salary of $150,000 paid by the Company and $50,000 paid by its subsidiary.



Employment Agreements

         The Company has an employment agreement with Reginald Spinello, the Company's Chief Executive Officer and President, which provides for a minimum salary of $350,000 per year (the "Spinello Agreement"). Mr. Spinello was issued 280,000 shares of Common Stock pursuant to the Spinello Agreement.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 5, 1999 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                          Amount
                                          and Nature                 Approximate
Name and Address                          Beneficial                 Percent of
of Beneficial Owner                       Ownership(1)               Class
-------------------                       ------------               -----------

Perry D. Krape                             205,488                       6.4%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello(2)                       672,500                      21.1%
PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Michael Krasnoff(3)                        350,000                      11.0%
PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Thomas Keith                                  0                          0
c/o Compare Generiks, Inc.
60 Davids Drive
Hauppauge, NY  11788

Lawrence Simon                                0                          0
c/o Superior Supplements, Inc.
270 Oser Avenue
Hauppauge, NY  11788

Karine Hollander(4)                         50,000                       1.6%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Ira Helman                                    0                          0
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Dune Holdings, Inc.(3)                     200,000                       6.3%
132 Dune Road
West Hampton, NY  11978

Heartland Advisors, Inc.(5)                480,000                      15.0%
790 North Milwaukee Street
Milwaukee, WI  53202

Directors and Officers                     672,500                      21.1%
as a Group (five (5) persons)



----------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Includes 50,000 shares of common stock owned by Karine Hollander and 100,000 shares of Common Stock owned by Michael Lulkin, which are subject to a ten (10) year voting trust held by the Company's Chief Executive Officer.

(3) Mr. Krasnoff owns 150,000 shares of Common Stock and possesses a voting trust for an additional 200,000 shares of common stock owned by Dune Holdings, Inc., as to which Mr. Krasnoff disclaims any beneficial ownership.

(4) Ms. Hollander's shares of Common Stock as subject to a ten (10) year voting trust held by the Company's Chief Executive Officer.

(5) Based on Schedule 13G filed by Heartland Advisors, Inc. with the Securities and Exchange Commission dated January 28, 1999. The Schedule 13G does not identify any shares with respect to which there is a right to acquire beneficial ownership. The Schedule 13G indicates that these shares are held by Heartland Limited Partnership I, a private limited partnership for which Heartland Advisors, Inc. serves as managing general partner with voting and dispositive power. As a result, the partnership may be deemed to have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 21, 1998, the Company entered into a consulting agreement with Michael Krasnoff, the Company's former Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors. The agreement provides for Mr. Krasnoff to provide certain consulting services to the Company for a period of three (3) years at a rate of $2500 for each full day during which Mr. Krasnoff renders services. The Company also issued to Mr. Krasnoff 150,000 shares of the Company's Common Stock. In connection with the agreement, Mr. Krasnoff terminated his employment with the Company and relinquished all rights under the employment agreement, including the surrender of 280,000 shares of the Company's Common Stock and the relinquishing of all rights under the change of control provisions. As of November 30, 1998, Mr. Krasnoff owed the Company the sum of $1,140,000, pursuant to the loan provisions in his Termination and Payment Agreement. The Loan bears interest at the prime rate plus 1/2 of 1% per annum. In the event any sums are outstanding upon termination or expiration of the employment agreement, such sums shall be automatically converted to a five (5) year loan which shall be fully amortized over sixty (60) months. Subsequent to November 30, 1998, Mr. Krasnoff repaid $430,000 to the Company.

         Reginald Spinello, a director of the Company and the Company's Executive Vice President, is also a director of SSI. Reginald Spinello and two other directors of SSI have more than fifty percent (50%) voting power of the common stock and the preferred stock of the Company pursuant to a Voting Trust Agreement. The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement expires in May 1999 and is automatically renewable for successive one (1) year periods thereafter. The Company supplies certain management and personnel to SSI pursuant to a management agreement between the Company and SSI dated July 21, 1997 which provides for the Company to supply certain management services to SSI in consideration for the payment by SSI of a management fee of $10,000 per month. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Thomas Keith, a director of the Company, is also the President and a Director of CGI. The Company has two (2) supply agreements with CGI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants                    F-1

Consolidated balance sheets as of November 30, 1998 and 1997          F-2

Consolidated statements of operations for the three years ended
        November 30, 1998                                             F-3

Consolidated statements of stockholders' equity for the three
        years ended November 30, 1998                                 F-4

Consolidated statements of cash flows for the three years ended
        November 30, 1998                                             F-5

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

                       THREE YEARS ENDED NOVEMBER 30, 1998

                                    CONTENTS

                                                                        Page
                                                                        ----

Report on Independent Certified Public Accountants                       F-1

Consolidated balance sheets as of November 30, 1998 and 1997             F-2

Consolidated statements of operations for the

   three years ended November 30, 1998                                   F-3

Consolidated statement of stockholders' equity

   for the three years ended November 30, 1998                           F-4

Consolidated statements of cash flows for the

   three years ended November 30, 1998                                   F-5

Notes to consolidated financial statements                           F-6 - F-17

                          Independent Auditors' Report

Board of Directors and Stockholders
PDK Labs Inc. and Subsidiary
Hauppauge, New York

We have audited the consolidated balance sheets of PDK Labs Inc. and Subsidiary as of November 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDK Labs Inc. and Subsidiary as of November 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 12, 1999 (except for Notes 1b and 2, as to which the date is March 3, 1999)

                          PDK LABS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                            November 30,
                                                                                  ------------------------------
           ASSETS  (Note 8)                                                         1998                  1997
           ------                                                                 --------              --------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    929              $  3,734
   Investment in marketable securities, at fair value                                   -                  2,376
   Accounts receivable - less allowance for
     doubtful accounts of $54 (Note 14)                                              9,129                 8,927
   Inventories (Note 4)                                                             21,552                26,062
   Prepaid income taxes (Note 10)                                                       -                    154
   Prepaid expenses and other current assets                                         1,155                 1,427
   Due from supplier (Note 12)                                                       1,373                   865
   Deferred income tax asset (Note 10)                                                 122                   609
   Net assets of discounted operations (Note 2)                                      4,294                    -
                                                                                  --------              --------
       Total current assets                                                         38,554                44,154
INVESTMENT IN MARKETABLE SECURITIES                                                     -                    836
PROPERTY, PLANT AND EQUIPMENT, net (Note 5)                                          4,385                 4,667
INTANGIBLE ASSETS, net (Note 6)                                                        495                 1,447
INVESTMENT IN COMPARE GENERIKS (Note 16)                                               596                   500
OTHER ASSETS (Note 7)                                                                2,450                 2,617
                                                                                  --------              --------
                                                                                  $ 46,480              $ 54,221
                                                                                  ========              ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  3,672              $  1,986
   Accrued expenses and other current liabilities                                      958                   573
   Dividends payable (Note 9)                                                           30                    30
   Royalty payable (Note 15)                                                         1,350                 1,600
   Income taxes payable (Note 10)                                                    1,255                   498
   Current portion of long-term debt (Note 8)                                        1,931                 1,300
                                                                                  --------              --------
       Total current liabilities                                                     9,196                 5,987
                                                                                  --------              --------

LONG-TERM DEBT (Note 8)                                                              4,342                15,434
                                                                                  --------              --------
DEFERRED INCOME TAX LIABILITY (Note 10)                                                  7                   740
                                                                                  --------              --------
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                          3,431                 3,755
                                                                                  --------              --------

COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)

STOCKHOLDERS' EQUITY:  (Notes 9 and 12)
   Common stock, $.01 par value; authorized 30,000,000 shares;
     3,807,152 and 3,557,153 issued and outstanding, respectively                       38                    36
   Series A convertible preferred stock, $.01 par value;
     authorized 5,000,000 shares; 460,566 and 498,110
     issued and outstanding, respectively                                                5                     5
   Additional paid-in capital                                                       28,404                27,951
   Unrealized loss on marketable securities                                             -                     (3)
   Unearned compensation                                                            (3,286)               (3,783)
   Retained earnings                                                                 6,259                 5,717
   Treasury stock, at cost; 348,425 and 280,000 shares, respectively                (1,916)               (1,618)
                                                                                  --------              --------
                                                                                    29,504                28,305
                                                                                  --------              --------
                                                                                  $ 46,480              $ 54,221
                                                                                  ========              ========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                          Years Ended November 30,
                                                              ------------------------------------------------
                                                              1998                  1997                  1996
                                                              ----                  ----                  ----
NET SALES (Notes 13 and 15)                                 $  47,295             $ 39,670              $ 33,850
                                                            ---------             --------              --------
COSTS AND EXPENSES:
   (Notes 2, 5, 6, 11, 12 and 14)
     Cost of sales                                             29,899               20,043                21,769
     Selling, general and administrative                        9,458                8,132                 9,171
     Royalty expense                                            3,927                7,426                    -
                                                            ---------             --------              --------
                                                               43,284               35,601                30,940
                                                            ---------             --------              --------
OPERATING INCOME                                                4,011                4,069                 2,910
                                                            ---------             --------              --------
OTHER EXPENSES (INCOME):
   Interest income                                               (110)                (233)                 (315)
   Interest expense                                               971                  989                   779
   Other (Note 16)                                                261                   57                  (624)
                                                            ---------             --------              --------
                                                                1,122                  813                  (160)
                                                            ---------             --------              --------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                            2,889                3,256                 3,070
PROVISION FOR INCOME TAXES (Note 10)                            1,493                1,050                 1,196
                                                            ---------             --------              --------
EARNINGS FROM CONTINUING OPERATIONS                             1,396                2,206                 1,874
                                                            ---------             --------              --------
DISCONTINUED OPERATIONS:
   Loss from operations, net of tax benefit
     of $67, $440 and $178, respectively                       (1,091)              (1,145)                 (401)
   Minority interest in loss from operations                      472                  498                   140
                                                            ---------             --------              --------
                                                                 (619)                (647)                 (261)
                                                            ---------             --------              --------
NET EARNINGS                                                $     777             $  1,559              $  1,613
                                                            =========             ========              ========
NET EARNINGS (LOSS) PER COMMON
   SHARE (Note 9):
     Basic:
       Income from continuing operations                      $   .35               $  .62                $  .48
       Loss from discontinued operations                         (.19)                (.21)                 (.08)
                                                              -------               ------                ------
       Net earnings                                           $   .16               $  .41                $  .40
                                                              =======               ======                ======
     Diluted:
       Income from continuing operations                      $   .34               $  .60                $  .46
       Loss from discontinued operations                         (.18)                (.21)                 (.08)
                                                              -------               ------                ------
       Net earnings                                           $   .16               $  .39                $  .38
                                                              =======               ======                ======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 9)
     Basic                                                  3,327,050            3,095,660             3,156,276
                                                            =========            =========             =========
     Diluted                                                3,409,109            3,228,333             3,265,393
                                                            =========            =========             =========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)



                                                                Common Stock        Preferred Stock
                                                                ------------        ---------------     Paid-in      Unearned
                                                   Total      Shares     Amount    Shares     Amount    Capital    Compensation
                                                   -----      ------     ------    ------     ------    -------    ------------
Balance at November 30, 1995                    $   24,437   3,191,986     $32       739,555    $ 7     $27,749     $  (6,243)

Amortization of unearned compensation                1,303          -       -             -      -           -          1,303
Acquisition of treasury stock                         (335)         -       -             -      -           -             -
Amortization of unearned management fee               (143)         -       -             -      -         (143)           -
Amortization of subsidiary unearned
   management fee                                      150          -       -             -      -          150            -
Dividends (Note 9)                                    (362)         -       -             -      -           -             -
Net earnings                                         1,613          -       -             -      -           -             -
                                                ----------   ---------     ---     ---------    ---     -------      --------
Balance at November 30, 1996                        26,663   3,191,986      32       739,555      7      27,756        (4,940)

Preferred stock conversion (Note 9)                     -      365,167       4      (241,445)    (2)         (2)           -
Amortization of unearned compensation                1,157          -       -             -      -           -          1,157
Acquisition of treasury stock                         (983)         -       -             -      -           -             -
Amortization of unearned management fee               (143)         -       -             -      -         (143)           -
Amortization of subsidiary unearned
   management fee                                       92          -       -             -      -           92            -
Unrealized loss on marketable securities                (3)         -       -             -      -           -             -
Tax effect of permanent difference in
   valuation of stock compensation (Note 10)           248          -       -             -      -          248            -
Dividends (Note 9)                                    (285)         -       -             -      -           -             -
Net earnings                                         1,559          -       -             -      -           -             -
                                                ----------   ---------     ---     ---------    ---     -------      --------
Balance at November 30, 1997                        28,305   3,557,153      36       498,110      5      27,951        (3,783)

Issuance of common stock for services                   -      530,000       5            -      -        1,121        (1,126)
Amortization of unearned compensation                1,163          -       -             -      -           -          1,163
Acquisition of treasury stock - common                (298)         -       -             -      -           -             -
Acquisition and retirement of
   treasury stock - preferred                         (167)         -       -        (37,544)    -         (167)           -
Amortization of unearned management fee               (143)         -       -             -      -         (143)           -
Amortization of subsidiary unearned
   management fee                                       99          -       -             -      -           99            -
Unrealized gain on marketable securities                 3          -       -             -      -           -             -
Forfeiture of stock for services (Note 9)               -     (280,000)     (3)           -      -         (457)          460
Dividends (Note 9)                                    (235)         -       -             -      -           -             -
Net earnings                                           777          -       -             -      -           -             -
                                                ----------   ---------     ---     ---------    ---     -------      --------
Balance at November 30, 1998                    $   29,504   3,807,153     $38       460,566    $ 5     $28,404     $  (3,286)




                                                Unrealized
                                                  Loss on                       Treasury Stock
                                                 Marketable    Retained      --------------------
                                                 Securities    Earnings      Shares        Amount
                                                 ----------    --------      ------        ------
Balance at November 30, 1995                        $   -      $   3,192     30,000     $  (300)

Amortization of unearned compensation                   -             -          -           -
Acquisition of treasury stock                           -             -      73,500        (335)
Amortization of unearned management fee                 -             -          -           -
Amortization of subsidiary unearned
   management fee                                       -             -          -           -
Dividends (Note 9)                                      -           (362)        -           -
Net earnings                                            -          1,613         -           -
                                                     -----       -------   --------    --------

Balance at November 30, 1996                            -          4,443    103,500        (635)

Preferred stock conversion (Note 9)                     -             -          -           -
Amortization of unearned compensation                   -             -          -           -
Acquisition of treasury stock                           -             -     176,500        (983)
Amortization of unearned management fee                 -             -          -           -
Amortization of subsidiary unearned
   management fee                                       -             -          -           -
Unrealized loss on marketable securities               (3)            -          -           -
Tax effect of permanent difference in
   valuation of stock compensation (Note 10)            -             -          -           -
Dividends (Note 9)                                      -           (285)        -           -
Net earnings                                            -          1,559         -           -
                                                     -----       -------   --------    --------
Balance at November 30, 1997                           (3)         5,717    280,000      (1,618)

Issuance of common stock for services                   -             -          -           -
Amortization of unearned compensation                   -             -          -           -
Acquisition of treasury stock - common                  -             -      68,425        (298)
Acquisition and retirement of
   treasury stock - preferred                           -             -          -           -
Amortization of unearned management fee                 -             -          -           -
Amortization of subsidiary unearned
   management fee                                       -             -          -           -
Unrealized gain on marketable securities                3             -          -           -
Forfeiture of stock for services (Note 9)               -             -          -           -
Dividends (Note 9)                                      -           (235)        -           -
Net earnings                                            -            777         -           -
                                                     -----       -------   --------    --------
Balance at November 30, 1998                         $  -        $ 6,259    348,425    $ (1,916)



                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years Ended November 30,
                                                                         -------------------------------------
                                                                         1998             1997            1996
                                                                         ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                       $      777      $    1,559       $   1,613
                                                                      ----------      ----------       ---------
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                       3,232           4,753           4,803
       Minority interest in loss of subsidiary                              (472)           (498)           (140)
       Gain on sale of investment in Compare Generiks                         -               -             (575)
       Loss (gain) on sale of assets                                           5             (45)             -
       Deferred income tax benefit                                          (601)           (794)            (91)
       Securities received to satisfy receivable                            (500)             -               -
       Realized loss on investment                                           404              -               -
       Tax effect of permanent difference in
         valuation of stock compensation                                      -              248              -
       Increase in allowance for doubtful accounts                            -               12              -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                            (1,232)           (924)         (1,688)
           Inventories                                                     2,331          (4,834)        (10,025)
           Prepaid income taxes                                              154             263            (417)
           Prepaid expenses and other current assets                         149            (446)             60
           Other assets                                                      145             322           1,123
           Due from supplier                                                (508)            796             (61)
         Increase (decrease) in liabilities:
           Accounts payable                                                1,686          (2,820)          3,131
           Accrued expenses                                                  385             306              65
           Income taxes payable                                              743              (2)            383
           Royalties payable                                                (250)          1,600              -
                                                                      ----------      ----------       ---------
       Total adjustments                                                   5,671          (2,063)         (3,432)
                                                                      ----------      ----------       ---------
       Net cash provided by (used in) operating activities                 6,448            (504)         (1,819)
                                                                      ----------      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale/maturity of marketable securities                    3,215           1,901           2,358
   Purchase of property, plant and equipment                              (1,230)         (1,350)         (2,440)
   Acquisition of intangible assets                                          (45)           (125)         (2,532)
   Net proceeds from sale of assets                                           15             407              -
   Net proceeds from sale of investment
     in Compare Generiks                                                      -               -            1,775
                                                                      ----------      ----------       ---------
       Net cash provided by (used in)
         investing activities                                              1,955             833            (839)
                                                                      ----------      ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds of revolving credit line                                   4,000          13,500           4,750
   Proceeds from term loan                                                 1,100           6,300           1,848
   Repayment of debt                                                     (15,608)        (17,997)         (1,285)
   Payment of cash dividends                                                (235)           (301)           (362)
   Purchase of treasury stock                                               (465)           (983)           (336)
                                                                      ----------      ----------       ---------
       Net cash (used in) provided by financing activities               (11,208)            519           4,615
                                                                      ----------      ----------       ---------
Net (decrease) increase in cash and cash equivalents                      (2,805)            848           1,957

Cash and cash equivalents at beginning of year                             3,734           2,886             929
                                                                      ----------      ----------       ---------
Cash and cash equivalents at end of year                              $      929      $    3,734       $   2,886
                                                                      ==========      ==========       =========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED NOVEMBER 30, 1998
                 (in thousands, except share and per share data)

1.     Summary of Significant Accounting Policies:

       a. Description of business

          The Company manufactures and distributes non-prescription pharmaceutical products, vitamins and food supplement products, and cosmetics and beauty aids throughout the United States.

       b. Principles of consolidation

          The consolidated financial statements include the accounts of PDK Labs Inc. and its 52% owned subsidiary, Futurebiotics, Inc. ("Futurebiotics"). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

          On March 3, 1999, Futurebiotics entered into an agreement to sell substantially all of its operating assets to an unrelated company. Accordingly, the operating results of the Futurebiotics operations have been segregated from continuing operations and reported as a separate line item on the statements of operations for all periods presented. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheet at November 30, 1998. The balance sheet at November 30, 1997 has not been restated to reflect the disposition.

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

          At November 30, 1997, debt securities classified as non-current have contractual maturities within 1-5 years.

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

       e. Depreciation and amortization  (Cont'd)

          Intangible assets are amortized using the straight-line method over the following periods:

              Customer lists                               3-7 years
              Covenants not to compete                     5-7 years
              Deferred loan costs                          Term of related debt
              Other                                        7-10 years

       f. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          The Company and its subsidiary file separate tax returns.

       g. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       h. Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1998.

       i. Estimates

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

       j. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs amounted to $171, $151 and $369 for the three years ended 1998, respectively.

       k. Concentration of credit risk

          The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

          The concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. Although the Company generally does not require collateral, reserves for potential credit losses are maintained and such losses have been within management's expectations.

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

2.     Discontinued Operations:

       On March 3, 1999, Futurebiotics entered into an agreement to sell substantially all of its operating assets to an unrelated company for proceeds approximating $6,000. Accordingly, the operating results of Futurebiotics operations for the year ended November 30, 1998 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

       The Company has restated its prior financial statements to present the operating results of the Futurebiotics operations as a discontinued operation. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheet at November 30, 1998. The balance sheet at November 30, 1997 has not been restated to reflect the disposition.

       Summarized financial information for the discontinued operation is as follows:

                                                                          Years Ended November 30,
                                                              ------------------------------------------------
                                                              1998                  1997                  1996
                                                              ----                  ----                  ----
       Operating revenues                                     $10,304              $11,682               $12,713
       Loss before income tax benefit                          (1,158)              (1,585)                 (579)
       Loss from discontinued operations,
         net of tax benefit                                    (1,091)              (1,145)                 (401)

       The transaction is subject to the satisfaction of a number of conditions, including the approval of the stockholders of Futurebiotics.

3.     Supplementary Information - Statement of Cash Flows:

       Cash paid during the years for:

                                                                          Years Ended November 30,
                                                              ------------------------------------------------
                                                              1998                  1997                  1996
                                                              ----                  ----                  ----
       Interest                                             $   1,094             $  1,253              $    922
                                                            =========             ========              ========
       Income taxes                                         $   1,270             $  1,306              $  1,252
                                                            =========             ========              ========

3.     Supplementary Information - Statement of Cash Flows:  (Cont'd)

       During the years ended 1998 and 1996, the Company incurred capital lease obligations of approximately $47 and $193, respectively, for the acquisition of various property and equipment. Further, the Company and its majority-owned subsidiary issued stock and/or options to various parties in consideration of services provided (see Note 12).

4.     Inventories:

       Inventories consist of the following:

                                                                                          November 30,
                                                                                    --------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----
       Raw materials                                                               $ 4,458               $ 5,069
       Work-in-process                                                               9,965                10,884
       Finished goods                                                                7,129                10,109
                                                                                   -------               -------
                                                                                   $21,552               $26,062
                                                                                   =======               =======

5.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following:

                                                                                          November 30,
                                                                                    --------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----
       Manufacturing equipment                                                     $ 6,476               $ 5,671
       Vehicles                                                                        246                   246
       Office equipment and fixtures                                                 2,195                 2,368
       Leasehold improvements                                                        1,897                 1,735
                                                                                   -------               -------
                                                                                    10,814                10,020
       Less accumulated depreciation and amortization                                6,429                 5,353
                                                                                   -------               -------
                                                                                   $ 4,385               $ 4,667
                                                                                   =======               =======

       Depreciation and amortization of plant and equipment for the three years ended 1998 was $1,262, $1,151 and $854, respectively.

6.     Intangible Assets:

       Intangible assets consist of the following:

                                                                                           November 30,
                                                                                    --------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----
       Customer lists                                                              $ 1,756               $ 2,409
       Covenants not to compete                                                        254                 1,099
       Deferred loan costs                                                              98                   115
       Other                                                                             9                    92
                                                                                   -------               -------
                                                                                     2,117                 4,015
       Less accumulated amortization                                                 1,622                 2,568
                                                                                   -------               -------
                                                                                   $   495               $ 1,447
                                                                                   =======               =======

       Amortization expense for the years ended 1998, 1997 and 1996 was $425, $472 and $960, respectively.

7.     Other Assets:

       At November 30, 1998 and 1997, other assets include a loan, bearing interest at prime plus .5%, and accrued interest to a former officer approximating $1,140 and $650, respectively. The loan will be converted into a term loan payable over a specified period. Subsequent to year end, the former officer repaid $430.

8.     Long-Term Debt:

       Long-term debt consists of the following:

                                                                                           November 30,
                                                                                    --------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----

       Revolving line of credit                                                     $  400               $10,500

       Term loan, payable in monthly installments of $105, plus interest at prime, through September 2002;
         collateralized by the Company's assets                                      5,728                 6,090

       Other, consisting principally of capital lease obligations,
         expiring in various years through 2001                                        145                   144
                                                                                    ------               -------
                                                                                     6,273                16,734
       Less current portion                                                          1,931                 1,300
                                                                                    ------               -------
                                                                                    $4,342               $15,434
                                                                                    ======               =======

       The Company and its subsidiary are party to a revolving credit agreement with a bank which expires in September 2000. The facility provides for aggregate borrowings of up to $10,000, with sublimits for its subsidiary. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option.

       The Company also maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500. The term loan aggregated $5,728 at November 30, 1998 and is payable in monthly installments of $105 plus interest at prime through September 1, 2002, when the remaining principal amount is due.

       The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. Borrowings are secured by the assets of the Company and its subsidiary, which are jointly and severally liable for the unpaid balance under these credit facilities.

       The prime rate and the Eurodollar rate at November 30, 1998 were 7.75% and 5.89%, respectively.

       Maturities of long-term debt are as follows:

                  Years Ending
                  November 30,
                  ------------

                      1999                        $1,931
                      2000                         1,530
                      2001                         1,511
                      2002                         1,281
                      2003                            20

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

       b. Treasury stock

          The Company's Board of Directors has authorized the Company to repurchase up to $4,000 worth of its own Common Stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

          The Company acquired 68,425, 176,500 and 73,500 shares of its common stock at a cost of $298, $983 and $335 in 1998, 1997 and 1996, respectively. Subsequent to November 30, 1998, the Company acquired an additional 365,000 shares at a cost of $1,338.

          During 1998, the Company purchased 37,544 shares of its preferred stock at an aggregate price of $167. In addition, in August 1998, an executive resigned and forfeited 280,000 shares of common stock (valued at $460) previously granted to him under an employment agreement. These preferred and common shares were retired as of November 30, 1998.

       c. Net income per common share and per common and common equivalent share

          In the first quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation. The reconciliation of EPS from continuing operations for the years ended November 30, 1998, 1997 and 1996, are as follows:

       c. Net income per common share and per common and common equivalent share (Cont'd)

                                                                                                  Per
          Year Ended November 30, 1998                        Income              Shares          Share
          ----------------------------                        ------             -------          -----
          Earnings from continuing operations                 $   1,396          3,327,050
          Less: preferred stock dividends                          (235)                -
                                                              ---------          ---------
          Basic EPS                                               1,161          3,327,050       $ .35
          Effect of dilutive securities:
             Warrants                                                -              82,059
                                                              ---------          ---------
          Diluted EPS                                         $   1,161          3,409,109       $ .34
                                                              =========          =========
          Year Ended November 30, 1997

          Earnings from continuing operations                 $   2,206          3,095,660
          Less: preferred stock dividends                          (285)                -
                                                             ----------          ---------
          Basic EPS                                               1,921          3,095,660       $ .62
          Effect of dilutive securities:
             Warrants                                                -             132,673
                                                              ---------          ---------
          Diluted EPS                                         $   1,921          3,228,333       $ .60
                                                              =========          =========

          Year Ended November 30, 1996
          ----------------------------
          Earnings from continuing operations                 $   1,874          3,156,276
          Less: preferred stock dividends                          (362)                -
                                                              ---------          ---------
          Basic EPS                                               1,512          3,156,276       $ .48
          Effect of dilutive securities:
             Warrants                                                -             109,117
                                                              ---------          ---------
          Diluted EPS                                         $   1,512          3,265,393       $ .46
                                                              =========          =========

          Options and warrants to acquire 48,000, 68,000 and 422,294 shares of common stock were not included in the computation of diluted EPS for 1998, 1997 and 1996, respectively, because their exercise prices were greater than the average market price of the common shares. In addition, the assumed conversion of the preferred stock and the related reduction to the preferred stock dividend was not included in the computation as its effect was antidilutive.

          Subsequent to November 30, 1998, the Company purchased 365,000 shares of treasury stock. Treasury stock reduces the weighted average number of shares outstanding.

       d. Stock option plan

          The Company's Non-Qualified Stock Option Plan provides for the granting of options to purchase not more than 23,250 shares of common stock to employees, directors, and consultants of the Company. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board. At November 30, 1998, no options have been granted under the Plan.

          At November 30, 1998, the Company has approximately 138,200 shares of common stock reserved for future issuances.

10.    Income Taxes:

       The provision (benefit) for income taxes consists of the following:

                                                                          Years Ended November 30,
                                                           -----------------------------------------------------
                                                              1998                  1997                  1996
                                                              ----                  ----                  ----
       Current:
         Federal                                           $    1,644             $  1,426              $  1,270
         State                                                    358                  107                    90
                                                            ---------             --------              --------
                                                                2,002                1,533                 1,360
                                                            ---------             --------              --------

       Deferred:
         Federal                                                 (537)                (335)                 (121)
         State                                                     28                 (148)                  (43)
                                                            ---------             --------              --------
                                                                 (509)                (483)                 (164)
                                                            ---------             --------              --------
                                                            $   1,493             $  1,050              $  1,196
                                                            =========             ========              ========

       Net deferred income tax asset (liability) are comprised of the following:

                                                                                           November 30,
                                                                                   -----------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----
       Inventories                                                                 $   319              $    375
       Prepaid salaries                                                               (215)                  (56)
       Property, plant and equipment                                                    83                   (43)
       Intangible assets                                                               693                   768
       Investment in subsidiary                                                       (315)                 (498)
       Unearned compensation                                                          (622)               (1,053)
       Tax carryforwards                                                               528                   435
       Investment in Compare Generiks                                                  154                    -
       Other                                                                            -                    115
       Valuation allowance                                                            (510)                 (175)
                                                                                   -------              --------
                                                                                   $   115              $   (132)
                                                                                   =======              ========

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                         Years Ended November 30,
                                                            --------------------------------------------------
                                                             1998                  1997                  1996
                                                             ----                  ----                  ----
       U. S. Federal statutory income tax rate               34.0%                  34.0%                 34.0%
       State income tax, net of federal tax benefit           8.9                    (.8)                  1.0
       Other                                                  1.0                   (4.0)                   .6
       Permanent differences                                  7.8                    3.0                   3.4
                                                            -----                  -----                 -----
                                                             51.7%                  32.2%                 39.0%
                                                            =====                  =====                 =====

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

11.    Retirement Plans:

       a. The Company has a voluntary, non-contributory defined contribution profit sharing plan which covers substantially all of its employees. Contributions to the profit sharing plan are based on a percentage of eligible compensation up to a maximum of 15%, at the discretion of the Board of Directors. There was no contribution made in 1998, 1997 or 1996.

       b. Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed $69, $37 and $36 to the Plan for the years ended 1998, 1997 and 1996, respectively.

12.    Commitments and Contingencies:

       a. Employment agreements

          Pursuant to employment agreements with certain key executives, which expire at various dates through October 2005, the Company has granted 970,000 shares of common stock which are earned by the executives and charged to operations ratably over the respective terms of their employment. The shares have been valued at prices ranging from $1.46 to $2.13 per share, dependent upon their date of grant (aggregating approximately $1,739). The agreements, as amended, provide for reimbursement of any tax liability arising from the officers' stock grant. In 1998, the Company paid tax reimbursements of $580 to three executives, which is being charged to operations over the lives of their respective agreements. One agreement also provides for a payment of two times the officers' aggregate unpaid compensation in the event of a change in control of the Company (as defined).

          The Company's remaining aggregate commitment at November 30, 1998 under such contracts is approximately $3,390.

       b. Consulting agreements

          In August 1998, the Company entered into a three year consulting agreement with a former officer which provides for minimum annual compensation of $480. In addition, the consultant was granted 150,000 shares of common stock. The value of the shares ($319) is being charged to operations over the term of the agreement

          The Company was a party to a consulting agreement with the former president/stockholder of Futurebiotics, Ltd. ("Consultant"). This agreement will be terminated in connection with the sale of Futurebiotics' assets (see
Note 2).

       Additionally, included in operations are charges approximating $229 in each of the years ended 1998, 1997 and 1996, representing the compensatory value of the Company's common stock issued in connection with consulting agreements entered into prior to 1996.

       c. Lease commitment

          The Company is obligated under non-cancellable operating leases for its manufacturing and office facilities. The leases, as extended, require minimum future rental payments of $609, $642, $576 in 1999, 2000 and 2001, respectively and provide for the payment of real estate taxes.

          Rent expense, net of rental income, approximated $543, $351 and $451 for 1998, 1997 and 1996, respectively.

       d. Litigation

          On July 29, 1996, the Company served a complaint against a former executive citing that he, among other things, breached his agreement with PDK by competing with PDK and soliciting PDK's customers in violation of his separation agreement.

          The former executive has denied the Company's allegations and, through a counterclaim, asserts that the Company, and certain current and former officers and directors have breached their fiduciary duty to the Company and its stockholders. PDK and the officers and directors deny that they engaged in any improper conduct which would support the former executive's counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the former executive. In addition, the complaint also demands that the board commence a shareholders derivative action for fraud, breach of fiduciary duty and corporate waste against various individuals and entities.

       The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

       e. Supply and packaging agreement

          The Company is party to multi-year supply and packaging agreements with Superior Supplements, Inc. ("Superior"), an entity having a common director with the Company, pursuant to which Superior is supplying and packaging certain products for PDK. In the event PDK purchases less than $2,500 of product or orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $200 in liquidated damages. Purchases under these agreements approximated $9,505, $4,386 and $1,796 for 1998, 1997 and 1996, respectively.

          In connection with these agreements, in 1997 PDK transferred to Superior, at cost, inventory of approximately $2,045. In addition, PDK sold Superior machinery and equipment for proceeds of $232, recognizing a gain of approximately $134.

          Additionally, Superior is obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10 per month.

13.    Government Regulation:

       Certain raw materials used by the Company in its manufacturing process are categorized as List 1 Chemicals by the Chemical Diversion Action of 1988. As such, the importation of these chemicals requires the filing of importation documents with the Federal Drug Enforcement Administration ("DEA"). In addition, certain foreign countries require a "letter of non-objection" for the export of List 1 Chemicals. In 1998, the DEA advised the Company that the DEA would not sign a letter of non-objection requested by the Company relating to the intended importation by the Company of a List 1 Chemical. Without the letter of non-objection the Company is unable to import the List 1 Chemical. To date, the Company has been able to meet its purchase requirements through domestic sources.

       The United States Food and Drug Administration ("FDA") proposed regulations which remain pending but, if adopted, would remove ephedrine-containing over-the-counter drug products which are manufactured and sold by the Company from the over-the-counter market. In 1998, several states have taken action to restrict, in some fashion, the sale of ephedrine, pseudoephedrine, and/or phenylpropanolamine ("PPA") containing products.

       The DEA has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. The Company has applied for its own registration with the DEA. The Company was advised recently by DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals. Sales of products containing List 1 Chemicals approximated $30,525 for the year ended November 30, 1998.

14.    Related Party Transactions:

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

       In the event that the Company is unable to supply products having a cost of at least $2,000 during any fiscal year (such shortage being defined as the "PDK Deficiency") then the Company shall forfeit to Futurebiotics either (i) fifteen percent (15%) of the PDK Deficiency in cash, or (ii) a portion of the 60,000 shares of stock, determined by multiplying the 60,000 shares of stock by a percentage which is arrived at by dividing the PDK Deficiency by $2,000.

       b. Compare Generiks

          The Company holds 500,000 shares of Compare Generiks Inc.'s ("CGI") Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share, and is redeemable by CGI after one year from the date of issuance. Dividend income for the years ended November 30, 1998, 1997 and 1996 totalled $60, $60 and $50, respectively.

          Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of CGI's products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500 to PDK. This fee is payable, at the option of CGI, either in cash or in shares of CGI's common or preferred stock. Sales to CGI approximated $22,125 and $5,485 for the years ended November 30, 1998 and 1997, respectively. Included in accounts receivable at November 30, 1998 and 1997 are $6,801 and $2,030, respectively, due from CGI.

15.    Exclusive Supply and Licensing Agreement:

       The Company was party to an amended Exclusive Supply Agreement with a non-affiliated distributor (the "Distributor") under which PDK was granted the right to sell certain products directly to the Distributor's customers. In consideration, PDK was obligated to pay the distributor a royalty fee based upon the gross profit earned on the sale to those customers.

       This Agreement was terminated in March 1998, and subsequent to November 30, 1998, the Company and the Distributor entered into a settlement under which the outstanding royalty payable of $1,350 was paid in February 1999.

       Under a prior agreement, the Company had granted the Distributor an exclusive license to use certain trademarks and a right to distribute products bearing such names. The Company recognized license fee income of $500 in 1996 in connection with this Agreement.

       Sales to the Distributor approximated 10% and 75% of total revenue in 1997 and 1996, respectively.

16.    Other Expense (Income):

       Other expense (income) consists of the following:

                                                                           Years Ended November 30,
                                                                 ------------------------------------------------
                                                                 1998                  1997                  1996
                                                                 ----                  ----                  ----
       Loss on impairment of securities (a)                     $ 404                 $  -                      -
       Gain on sale of securities (b)                               -                    -                   (575)
       Dividend income                                            (60)                 (60)                   (50)
       Write-off of terminated deferred loan costs                  -                  181                      -
       Other                                                      (83)                 (64)                     1
                                                                -----                 ----                 ------
                                                                $ 261                 $ 57                 $ (624)
                                                                =====                 ====                 ======

       (a) The Company was issued shares of CGI common stock in satisfaction of its annual license fee (see Note 14b). At November 30, 1998, these shares were written down to their estimated realized value for declines in their market value which, in the opinion of management, was other than temporary. The Company recorded a charge to operations of approximately $404 for this impairment.

       (b) In March 1996, the Company sold the 500,000 shares of CGI common stock (Note 14) for net proceeds of approximately $1,775.

17.    Fair Value of Financial Instruments:

       The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

       The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

       Current Assets, Investments in Marketable Securities and Current
       Liabilities: The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, certain accrued liabilities, and certain other short-term financial instruments, approximates their carrying amount in the financial statements due to the short maturity of such instruments.

       Notes Payable and Long-Term Debt: The fair value of the variable rate term note payable and line of credit approximates their carrying amount since the currently effective rates reflect market rates.

(a)(3)  Exhibits.  [to be updated]



3.1 *             Restated Certificate of Incorporation

3.2 *             Amended and Restated By-Laws of Registrant

4.1 *             Warrant Agreement

10.1**            Stock Option Plan and form of Stock Option Agreement

10.48+            Amendment of Consulting Agreement by and between K.A.M Group, Inc. and the
                  Company dated January 19, 1994.

10.49++           Sales and Management Agreement by and between the Company and Futurebiotics dated April 14, 1994.

10.50++           Amendment of Sales and Management Agreement by and between the Company and Futurebiotics dated December 8, 1994.

10.54+++          Supply Agreement with Compare Generiks, Inc. dated October 31, 1995.

10.57++++         Supply Agreement with Superior Supplements, Inc. dated May 14, 1996.

10.62+++++        Amendment No. 2 to Employment  Agreement with Michael Krasnoff dated as of
                  May 31, 1997.

10.63+++++        Employment Agreement with Reginald Spinello dated as of October 6, 1995.

10.64+++++        Amendment No. 1 to Employment Agreement with Reginald Spinello dated as of
                  November 1, 1997.

10.66+++++        Amendment No. 1 to Employment Agreement with Karine Hollander dated as of
                  March 3, 1997.

10.67+++++        Amendment No. 2 to Employment Agreement with Karine Hollander dated as of
                  November 1, 1997.

10.69+++++        Exclusive Supply and Licensing Agreement between the Company and Compare
                  Generiks, Inc. dated March 24, 1997.

10.70+++++        Exclusive Supply Agreement between the Company and Body Dynamics, Inc. dated as of
                  May 5, 1997.

10.71+++++        Amendment to Supply Agreement between the Company and Superior
                  Supplements, Inc. dated as of July 21, 1997.


10.72+++++        Management Agreement between the Company and Superior Supplements, Inc.
                  dated as of July 21, 1997.

10.73+++++        Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and European
                  American Bank dated as of August 20, 1997 and certain material exhibits thereto.

10.74+++++        Packaging Agreement between the Company and Superior Supplements, Inc. dated as of November 30, 1997.

10.75+++++        Assignment and Assumption Agreement by and among PDK Labs Inc.,
                  Futurebiotics, Inc. and Bank Leumi USA dated January 16, 1998.

10.76+++++        Assignment and Assumption Agreement by and among PDK Labs Inc.,
                  Futurebiotics, Inc. and National Bank of Canada dated January 16, 1998.

10.77+++++        First Amendment and Waiver to Credit Agreement by and among PDK Labs Inc.,
                  Futurebiotics, Inc., European American Bank, Bank Leumi USA and National Bank of
                  Canada dated as of February 18, 1998.

10.78             Asset Purchase Agreement dated as of March 3, 1999 by and among FB Acquisition Corp.,
                  Nutraceutical International Corporation, Futurebiotics, Inc. and PDK Labs
                  Inc.

10.79             Second Amendment to Credit Agreement by and among PDK Labs Inc.,
                  Futurebiotics, Inc. and European American Bank dated as of August 13, 1998.

10.80             Employment Agreement with Reginald Spinello dated August 21, 1998.

10.81             Consulting Agreement with Michael Krasnoff dated August 21, 1998.

10.82             Second Amendment to Supply Agreement between the Company and Compare
                  Generiks, Inc. dated as of April 1998.

10.83             Third Amendment to Supply Agreement between the Company and Compare
                  Generiks, Inc. dated as of November 1998.

27.1              Financial Data Schedule

-------------------

    *Incorporated by Reference to the Company's Registration Statement on Form
     S-1, No. 33-46454
   **Incorporated by Reference to the Company's Registration Statement on Form
     S-18, No. 22-31006 NY.
    +Incorporated by Reference to the Company's Form 10-KSB for the year ended
     November 30, 1993.
   ++Incorporated by Reference to the Company's Form 10-KSB for the year ended
     November 30, 1994.
  +++Incorporated by Reference to the Company's Form 10-KSB for the year ended
     November 30, 1995.

 ++++Incorporated by Reference to the Company's Form 10-KSB for the year ended
     November 30, 1996.
+++++Incorporated by Reference to the Company's Form 10-K for the year ended
     November 30, 1997.

(B)  Reports on Form 8-K.

     None.

                                    SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        March 10, 1999
                                           PDK LABS INC.

                                           By:/s/ Reginald Spinello
                                              ---------------------------------
                                              Reginald Spinello, Chairman of the
                                                Board, Chief Executive Officer
                                                and President

                                           By:/s/ Karine Hollander
                                              ----------------------------------
                                              Karine Hollander, Chief Financial
                                                Officer and Principal Accounting
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                Title                       Date
---------                                -----                       ----

/s/ Reginald Spinello               Chairman of the Board,       March 10, 1999
---------------------------         Chief Executive Officer
Reginald Spinello                   and President

/s/ Karine Hollander                Chief Financial Officer      March 10, 1999
---------------------------         and Director
Karine Hollander

/s/ Thomas A. Keith                 Director                     March 10, 1999
---------------------------
Thomas A. Keith

/s/ Lawrence D. Simon               Director                     March 10, 1999
---------------------------
Lawrence D. Simon

/s/ Ira Helman                      Director                     March 10, 1999
---------------------------
Ira Helman