Form 10-Q
period 1999-02-28
PDK LABS INC
filed 1999-04-13
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1999

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

    Class                                           Outstanding at April 5, 1999
Common Stock                                                  3,807,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                                    Page to Page
                                                                    ------------
PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

Balance sheets............................................................   1

Statements of earnings ...................................................   2

Statements of cash flows..................................................   3

Notes to financial statements.............................................  4-9

Item 2.
                  Management's discussion and analysis
                  of financial condition and results of
                  operations.............................................. 10-14

PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings.......................................  15

SIGNATURES................................................................  16

                                                  PDK LABS INC. AND SUBSIDIARY
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                          (in thousands, except share and per share data)

                                                                                               February 28,        November 30,
                                                                                                   1999                1998
                                                                                                ---------           ---------
                                                                                               (unaudited)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                    $      163          $      929
  Accounts receivable - less allowance
    for doubtful accounts of $54, respectively                                                      9,487               9,129
  Inventories (Note 5)                                                                             19,133              21,552
  Prepaid expenses and other current assets                                                           771               1,155
  Due from supplier                                                                                 1,835               1,373
  Deferred tax asset (Note 7)                                                                         196                 122
  Net assets of discontinued operations (Note 4)                                                    4,231               4,294
                                                                                                ---------           ---------
  Total current assets                                                                             35,816              38,554

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $6,750 and $6,429 respectively                                                                   4,181               4,385

INTANGIBLE ASSETS, net of accumulated amortization
  of $1,693 and $1,622, respectively                                                                  409                 495

INVESTMENT IN COMPARE GENERIKS, INC.                                                                  596                 596

OTHER ASSETS                                                                                        2,424               2,450
                                                                                                ---------           ---------
                                                                                                 $ 43,426            $ 46,480
                                                                                                =========           =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                             4,229               4,630
  Dividends payable (Note 6)                                                                           94                  30
  Income taxes payable (Note 7)                                                                       807               1,255
  Royalty payable                                                                                      --               1,350
  Current portion of long-term debt (Note 8)                                                        1,530               1,931
                                                                                                ---------           ---------
  Total current liabilities                                                                         6,660               9,196
                                                                                                ---------           ---------

LONG-TERM DEBT (Note 8)                                                                             3,961               4,342
DEFERRED INCOME TAX LIABILITY (Note 7)                                                                254                   7
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                                         3,421               3,431
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding, respectively                               38                  38
  Series A convertible preferred stock, $.01 par value; authorized
    5,000,000 shares; 460,566 issued and outstanding                                                    5                   5
  Additional paid-in capital                                                                       28,393              28,404
  Unearned compensation                                                                            (3,032)             (3,286)
  Retained earnings                                                                                 6,557               6,259
  Treasury stock, at cost; 608,425 and 348,425 shares, respectively                                (2,831)             (1,916)
                                                                                                ---------           ---------
                                                                                                   29,130              29,504
                                                                                                ---------           ---------
                                                                                                 $ 43,426            $ 46,480
                                                                                                =========           =========

                                                PDK LABS INC. AND SUBSIDIARY
                                        CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                         (Unaudited)
                                       (in thousands, except share and per share data)

                                                                                         Three Months Ended
                                                                                 February 28,          February 28,
                                                                                      1999                 1998
                                                                                 ------------          ------------
NET SALES (Note 9)                                                                $    10,191           $    11,544

COSTS AND EXPENSES: (Note 10)
     Cost of sales                                                                      7,795                 6,468
     Selling, general and administrative                                                1,369                 4,229
                                                                                 ------------          ------------
                                                                                        9,164                10,697
                                                                                 ------------          ------------

OPERATING INCOME                                                                        1,027                   847

OTHER EXPENSES (INCOME):
     Interest income                                                                       (5)                  (47)
     Interest expense                                                                     135                   289
     Other                                                                                (18)                  (26)
                                                                                 ------------          ------------
                                                                                          112                   216
                                                                                 ------------          ------------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                                    915                   631

PROVISION FOR INCOME TAXES                                                                480                   200
                                                                                 ------------          ------------

EARNINGS FROM CONTINUING OPERATIONS                                                       435                   431
                                                                                 ------------          ------------

DISCONTINUED OPERATIONS: (Note 4)
        Loss from operations, net of tax benefit
             of $111 and $102, respectively                                              (115)                 (210)
        Minority interest in loss from operations                                          41                    87
                                                                                 ------------          ------------
                                                                                          (74)                 (123)
                                                                                 ------------          ------------

NET EARNINGS                                                                      $       361           $       308
                                                                                 ============          ============

NET EARNINGS (LOSS) PER COMMON SHARE (Note 6 )
        BASIC:
             Income from continuing operations                                    $       .11           $       .11
             Loss from discontinued operations                                           (.02)                 (.04)
                                                                                 ------------          ------------
             Net earnings                                                         $       .09           $       .07
                                                                                 ============          ============

        DILUTED:
             Income from continuing operations                                    $       .11           $       .11
             Loss from discontinued operations                                           (.02)                 (.04)
                                                                                 ------------          ------------
                                                                                  $       .09           $       .07
                                                                                 ============          ============

WEIGHTED AVERAGE NUMBER OF  COMMON
     SHARES OUTSTANDING: (Note 6)
        BASIC                                                                       3,270,139            3,273,353
                                                                                 ============          ============

        DILUTED                                                                     3,270,139            3,434,108
                                                                                 ============          ============

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                                                      Three Months Ended
                                                                                                 February 28,        February 28,
                                                                                                     1999                 1998
                                                                                                   -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                                    $   361              $   308
                                                                                                   -------              -------
   Adjustments to reconcile net earnings to net cash provided by/
      (used in) operating activities:
      Depreciation and amortization                                                                    730                  777
      Minority interest in loss of subsidiary                                                          (41)                 (87)
      Deferred income tax benefit                                                                      172                 (235)
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                                                        (378)                (582)
           Inventories                                                                               2,609                 (288)
           Prepaid expenses and other current assets                                                   350               (1,539)
           Due from supplier                                                                          (462)                (127)
           Other assets                                                                               (134)                (332)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                                      (401)                (850)
           Royalties Payable                                                                        (1,350)                  --
           Income taxes payable                                                                       (448)                (212)
                                                                                                   -------              -------
           Total adjustments                                                                           647               (3,475)
                                                                                                   -------              -------
           Net cash provided by/(used in) operating activities                                       1,008               (3,167)
                                                                                                   -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                                                     --                1,982
   Purchase of property, plant and equipment                                                          (117)                (561)
                                                                                                   -------              -------
   Net cash (used in)/provided by investing activities                                                (117)               1,421
                                                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                                                            --                4,000
   Repayment of debt                                                                                  (782)              (4,359)
   Proceeds from term loan                                                                              --                1,100
   Net decrease (increase) in stockholder loans                                                         40                 (171)
   Purchase of treasury stock                                                                         (915)                 (74)
                                                                                                   -------              -------
   Net cash (used in)/provided by financing activities                                              (1,657)                 496
                                                                                                   -------              -------

   Net decrease of cash and cash equivalents                                                          (766)              (1,250)
   Cash and cash equivalents at beginning of period                                                    929                3,734
                                                                                                   -------              -------
   Cash and cash equivalents at end of period                                                      $   163              $ 2,484
                                                                                                   =======              =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999

1.   Basis of Presentation:

     The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of February 28, 1999 and the results of operations and statements of cash flows for the three month periods ended February 28, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the three month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc. ("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

     On March 3, 1999, Futurebiotics entered into an agreement to sell substantially all of its operating assets to an unrelated company. Accordingly, the operating results of the Futurebiotics operations have been segregated from continuing operations and reported as a separate line item on the statements of operations for all periods presented. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at February 28, 1999 and November 30, 1998.

3.   Concentration of Credit Risk:

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable.

4.   Discontinued Operations:

     On March 3, 1999, Futurebiotics entered into an agreement to sell substantially all of its operating assets to an unrelated company for proceeds of approximately $6,000,000. Accordingly, the operating results of Futurebiotics operations for the three months ended February 28, 1999 and 1998 have been segregated from continuing operations and reported as a separate line item on the statement of operations.

     The Company has restated its prior financial statements to present the operating results of the Futurebiotics operations as a discontinued operation. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at February 28, 1999 and November 30, 1998.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                   (Continued)

     Summarized financial information for the discontinued operation is as follows:

                                                       Three Months Ended
                                                          February 28,
                                                      1999            1998
                                                      ----            ----
                                                (in thousands)   (in thousands)
                                                  (unaudited)      (unaudited)

Operating revenues                                 $ 1,748         $ 2,344
Loss before income tax benefit                        (226)           (312)
Loss from discontinued operations,
   net of tax benefit                                 (115)           (210)

     The transaction is subject to the satisfaction of a number of conditions, including the approval of the stockholders of Futurebiotics.

5.   Inventories:

     Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                                   February 28,     November 30,
                                                       1999           1998
                                                     -------         -------
                                                  (in thousands)  (in thousands)
                                                   (unaudited)

Raw materials                                        $ 5,165         $ 4,458
Work-in-process                                        8,801           9,965
Finished goods                                         5,167           7,129
                                                     -------         -------
                                                     $19,133         $21,552
                                                     -------         =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                   (Continued)

6.   Stockholders' Equity:

     Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Certain options were not included in the computation due to their exercise price exceeding the average market price of the common shares. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS on continuing operations was calculated for the three months ended February 28, 1999 and February 28, 1998 as follows:

                                                                           Per
Three Months Ended February 28, 1999         Income        Shares         Share
------------------------------------         ------        ------         -----
                                         (in thousands)
                                           (unaudited)

Earnings from continuing operations          $ 435       3,270,139
Less: preferred stock dividends                (64)             --
                                             -----       ---------
Basic EPS                                      371       3,270,139       0.11
Effect of dilutive securities                   --              --
                                             -----       ---------

Diluted EPS                                  $ 371       3,270,139       0.11
                                             =====       =========

Three Months Ended February 28, 1998

Earnings from continuing operations          $ 431       3,273,353
Less: preferred stock dividends                (64)             --
                                             -----       ---------
Basic EPS                                      367       3,273,353       0.11
Effect of dilutive securities:
      Warrants                                  --         160,755
                                             -----       ---------

Diluted EPS                                  $ 367       3,434,108       0.11
                                             =====       =========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                   (Continued)

     Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the three month periods ended February 28, 1999 and February 28, 1998 approximated $64.

     As of February 28, 1999, the Company's Board of Directors authorized the Company to repurchase up to $3,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of February 28, 1999, the Company had authorization to repurchase an additional $470,000 worth of its own stock. On March 4, 1999 the Company's Board of Directors authorized the Company to repurchase an additional $1,000,000 worth of its own common stock.

     In addition, the Company's Board of Directors authorized the Company to repurchase up to $500,000 worth of its own preferred stock, par value $ .01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of February 28, 1999, the Company had authorization to repurchase an additional $333,000 worth of its own preferred stock.

7.   Income Taxes:

     The tax effects of temporary differences that give rise to the deferred tax asset/liability at February 28, 1999 consist principally of the Company's investment in subsidiary, unearned compensation and depreciation and amortization.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                   (Continued)

8.   Long-Term Debt:

                                                    February 28,   November 30,
                                                        1999           1998
                                                   (in thousands) (in thousands)
                                                     (unaudited)
Long-term debt consists of the following:
Revolving lines of credit (a) (c)                       $   --        $  400
Term loan, payable in monthly installments
   of $105, plus interest at prime, through
   September 2002; collateralized by the
   Company's assets (b) (c)                              4,515         4,830
Term loan, payable in monthly installments
   of $18, plus interest at prime,
   through December 2002; collateralized by the
   Company's assets (b) (c)                                843           898
Capital lease obligations, expiring in various
    years through 2001                                     133           145
                                                        ------        ------
                                                         5,491         6,273
   Less current portion                                  1,530         1,931
                                                        ------        ------
                                                        $3,961        $4,342
                                                        ======        ======

     (a) Revolving Credit Line

     The Company and its subsidiary, as amended, maintain a revolving credit agreement (the "Agreement") with a bank which extends through September 2000. The Agreement provides for aggregate borrowings of up to $10,000,000 for the Company and $4,000,000 for its subsidiary. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option. The Company and its subsidiary are jointly and severally liable for the unpaid balance of this credit line.

     (b) Term Loan Facility

     The Company maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $5,358,333 at February 28, 1999 is payable in monthly installments of $123,333 plus interest at prime through 2002 when the remaining principal is due.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                   (Continued)

     (c) The revolving line of credit and term loan facility contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

     The prime rate at February 28, 1999 was 7.75%.

9.   Major Customer:

     Sales to a major customer approximated 67% of total sales for the three month period ended February 28, 1999.

10.  Commitments:

     The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of February 28, 1999, the Company exceeded its minimum annual purchase requirement.

     The Company also is party to a packaging agreement with Superior which provides for Superior to package certain products for PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of February 28, 1999, the Company ordered approximately 246,000 bottles of products packaged.

     Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

     Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of CGI's products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $6,875,000 and $171,000 for the three month period ended February 28, 1999 and 1998, respectively.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Results of Operations

     Net sales for the three months ended February 28, 1999 and 1998 approximated $10,191,000 and $11,544,000, respectively. Gross profit amounted to $2,396,000 (24% of sales) for the three months ended February 28, 1999 and $5,076,000 (44% of sales) for the corresponding period in 1998. The decrease in gross profit is principally attributable to a change in the mix of sales.

     Selling, general and administrative expenses were $1,369,000 for the three months ended February 28, 1999 and $4,229,000 for the corresponding period in 1998. As a percentage of sales, selling, general and administrative expenses were 13% and 37% respectively. The decrease is primarily attributable to a decrease in royalty expense. The Company terminated its supply agreement with a non-affiliated customer on March 30, 1998. Royalty expense related to this agreement was $0 and $2,129,000 for the three months ended February 28, 1999 and 1998, respectively.

     On March 3, 1999, the Company and Futurebiotics entered into a binding Asset Purchase Agreement with Nutraceutical Corporation ("Nutraceutical") and FB Acquisition Corp., a wholly-owned subsidiary of Nutraceutical pursuant to which FB Acquisition Corp. agreed to acquire and Futurebiotics agreed to sell, (the "Transaction") substantially all of Futurebiotics assets (the "Assets").

     Accordingly, the operating results of the Futurebiotics' operations have been segregated from continuing operations and reported as discontinued operations, reflecting a loss, net of taxes and minority interest, of $74,000 and $123,000 for the three month periods ending February 28, 1999 and 1998, respectively.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     As consideration for the Assets, FB Acquisitions Corp. has agreed to pay in cash (i) $3,700,000, (ii) the value of the purchased inventory up to $1,500,000, and (iii) the net book value of accounts receivable up to a maximum of $725,000. The purchase price is subject to adjustment in the event that the proceeds actually received from collecting the purchased accounts receivables differ from the amount of purchased accounts receivable.

     The closing ("Closing") of the Transaction is subject to the approval of Futurebiotics, stockholders and the satisfaction of other customary conditions. The Company as the majority stockholder of Futurebiotics has agreed to vote its shares of Futurebiotics capital stock held thereby in favor of the Transaction. Futurebiotics anticipates Closing the Transaction during the second calendar quarter of 1999.

     Following the Closing, the Company and Futurebiotics shall be restricted from engaging in merchandising, distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of Futurebiotics proprietary products and/or formulations. As a result, Futurebiotics intends to commence a new business.

     The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of February 28, 1999, the Company exceeded its minimum annual purchase requirement.

     The Company is also party to a packing agreement with Superior which provides for Superior to package certain products of PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of February 28, 1999, the Company ordered approximately 246,000 bottles of packaged product.

     Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

     The Company is party to supply agreements with Compare Generiks, Inc., ("CGI"). Under the agreements which expire through 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI stock. Total sales to CGI approximated $6,875,000 and $171,000 for the three month period ended February 28, 1999 and 1998, respectively.

     Interest expenses, net of interest income, was approximately $130,000 for the three months ended February 28, 1999 as compared to $242,000 for the three months ended February 28, 1998. The decrease is a result of lower interest rates coupled with the Company maintaining lower debt balances.

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and is in the process of making remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

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

Liquidity and Capital Resources

     The Company had working capital of approximately $29,156,000 at February 28, 1999.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     The Company's statement of cash flows reflects cash provided by operating activities of approximately $1,008,000 which reflects net earnings of $361,000, decreases in operating assets such as inventories ($2,609,000), prepaid expenses and other current assets ($350,000), and an adjustment for depreciation and amortization ($730,000), offset by increases in operating assets such as accounts receivable ($378,000), due from supplier ($462,000), and decreases in accounts payable and accrued expenses ($401,000), royalties payable ($1,350,000), and income taxes payable ($448,000).

     Net cash used in investing activities approximated $117,000, attributable to the purchase of property, plant and equipment.

     The statement also reflects cash used in financing activities of approximately $1,657,000 representing bank loan repayments of ($782,000), and the purchase of treasury stock ($915,000), offset by a decrease in stockholder loan of ($40,000).

     During the three month period ending February 28, 1999, the Company repurchased 260,000 shares of its own common stock at an average price of $3.52 per share. As of February 28, 1999, the Company had authorization to repurchase an additional $470,000 worth of its own common stock and $333,000 worth of its own preferred stock.

     In March 1999, the Board of Directors authorized the Company to repurchase up to an additional $1,000,000 of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, and at such prices, as management believes appropriate.

     The Company and its subsidiary maintain credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

     The Revolving Agreement, which expires in September 2000, provides for aggregate borrowings of up to $10,000,000 for the Company and $4,000,000 for its subsidiary. Borrowings under the Revolving Agreement bear interest at the bank's prime rate plus 1.75% at the Company's option.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis. The term loan aggregating $5,358,333 at February 28, 1999 is payable in monthly installments of $123,333 plus interest at prime through 2002 when the remaining principal is due.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

     Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PDK LABS INC.

Dated:   April 13, 1999                    By: /s/ Karine Hollander
                                               ------------------------
                                                   Karine Hollander
                                                   Chief Financial Officer