Form 10-Q
period 1999-05-31
PDK LABS INC
filed 1999-07-14
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

Commission File Number:     0-19121

                                  PDK LABS INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                 11-2590436
-------------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

                               145 Ricefield Lane
                               Hauppauge, New York
                     -------------------------------------
                    (Address of principal executive offices)

                                      11788
                               ------------------
                                   (Zip Code)

                                 (516) 273-2630
                -------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X          No

      Class                                    Outstanding at July 1, 1999
   ------------                                ---------------------------
   Common Stock                                          3,807,153

                                  PDK LABS INC.
                                  -------------
                                    FORM 10-Q
                                    ---------
                                QUARTERLY REPORT
                                ----------------
                      FOR THE SIX MONTHS ENDED MAY 31, 1999
                      -------------------------------------
                                TABLE OF CONTENTS
                                -----------------

                                                                    Page to Page
                                                                    ------------

PART 1 - FINANCIAL INFORMATION
         ---------------------

Item 1.  Consolidated Condensed Financial Statements:

Balance sheets.............................................................  1

Statements of earnings ....................................................  2

Statements of cash flows...................................................  3

Notes to financial statements.............................................  4-10

Item 2.

                  Management's discussion and analysis
                  of financial condition and results of
                  operations.............................................. 11-14

PART 11.          OTHER INFORMATION
                  -----------------

Item 1.           Legal proceedings........................................ 15

SIGNATURES................................................................. 16

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                 (in thousands, except share and per share data)


                                                                                       May 31,          November 30,
                                                                                       -------          ------------
                                                                                        1999                1998
                                                                                        ----                ----
                                                                                     (unaudited)
                                                                                     -----------

                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $  1,654         $       929
  Accounts receivable - less allowance
    for doubtful accounts of $54, respectively                                            7,912               9,129
  Inventories (Note 5)                                                                   17,507              21,552
  Prepaid expenses and other current assets                                                 988               1,155
  Due from supplier                                                                       1,624               1,373
  Deferred tax asset (Note 7)                                                               328                 122
  Net assets of discontinued operations (Note 4)                                          4,367               4,294
                                              -                                           -----               -----
Total current assets                                                                     34,380              38,554


PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $7,077 and $6,750, respectively                                                        3,895               4,385

INTANGIBLE ASSETS, net of accumulated amortization
  of $1,763 and $1,693, respectively                                                        335                 495

INVESTMENT IN COMPARE GENERIKS, INC.                                                      1,096                 596

OTHER ASSETS                                                                              1,759               2,450
                                                                                          -----               -----
                                                                                       $ 41,465            $ 46,480
                                                                                       ========            ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                   4,310               4,630
  Dividends payable (Note 6)                                                                 28                  30
  Income taxes payable (Note 7)                                                           1,159               1,255
  Royalty payable                                                                          --                 1,350
  Current portion of long-term debt (Note 8)                                              1,536               1,931
                                                                                          -----               -----
  Total current liabilities                                                               7,033               9,196
                                                                                          -----               -----

LONG-TERM DEBT (Note 8)                                                                   1,791               4,342
DEFERRED INCOME TAX LIABILITY (Note 7)                                                      262                   7
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                               3,422               3,431
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding, respectively                    38                   38
  Series A convertible preferred stock, $.01 par value; authorized
    5,000,000 shares; 460,566 issued and outstanding                                         5                    5
  Additional paid-in capital                                                            28,379               28,404
  Unearned compensation                                                                 (2,775)              (3,286)
  Retained earnings                                                                      7,067                6,259
  Treasury stock, at cost; 824,325 and 608,425 shares, respectively                     (3,757)              (1,916)
                                                                                        ------               ------
                                                                                        28,957               29,504
                                                                                        ------               ------
                                                                                      $ 41,465             $ 46,480
                                                                                      ========             ========

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------
                 (in thousands, except share and per share data)



                                                           Six Months Ended             Three Months Ended
                                                           ----------------             ------------------
                                                         May 31,        May 31,        May 31,        May 31,
                                                         -------        -------        -------        -------
                                                          1999           1998           1999           1998
                                                          ----           ----           ----           ----

NET SALES (Note 9)                                    $    21,804    $    22,902    $    11,613    $    11,358

COSTS AND EXPENSES: (Note 10)
     Cost of sales                                         16,504         13,560          8,709          7,092
     Selling, general and administrative                    3,070          8,041          1,701          3,812
                                                      -----------    -----------    -----------    -----------
                                                           19,574         21,601         10,410         10,904

OPERATING INCOME                                            2,230          1,301          1,203            454

OTHER EXPENSES (INCOME):
     Interest income                                           (5)           (83)          --              (36)
     Interest expense                                         238            566            103            277
     Other                                                    (38)           (43)           (20)           (17)
                                                      -----------    -----------    -----------    -----------
                                                              195            440             83            224
                                                      -----------    -----------    -----------    -----------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                      2,035            861          1,120            230

PROVISION FOR INCOME TAXES                                    981            272            501             72
                                                      -----------    -----------    -----------    -----------

EARNINGS FROM CONTINUING OPERATIONS                         1,054            589            619            158
                                                      -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS: (Note 4)
        Loss from operations, net of tax benefit
          of $181, $170, and $80, $66, respectively          (204)          (375)           (89)          (165)
        Minority interest in loss from operations              71            154             30             67
                                                      -----------    -----------    -----------    -----------
                                                             (133)          (221)           (59)           (98)
                                                      -----------    -----------    -----------    -----------

NET EARNINGS                                          $       921    $       368    $       560    $        60
                                                      ===========    ===========    ===========    ===========

NET EARNINGS (LOSS) PER COMMON SHARE (Note 6)
        BASIC:
             Income from continuing operations        $       .30    $       .14    $       .19    $       .03
             Loss from discontinued operations               (.04)          (.07)          (.02)          (.03)
                                                      -----------    -----------    -----------    -----------
             Net earnings                             $       .26    $       .07    $       .17    $      --
                                                      ===========    ===========    ===========    ===========

        DILUTED:

             Income from continuing operations        $       .30    $       .14    $       .19    $       .03
             Loss from discontinued operations               (.04)          (.07)          (.02)          (.03)
                                                      -----------    -----------    -----------    -----------
                                                      $       .26    $       .07    $       .17    $      --
                                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING: (Note 6)
        BASIC                                           3,151,119      3,270,653      3,039,327      3,268,153
                                                      ===========    ===========    ===========    ===========
        DILUTED                                         3,151,119      3,417,881      3,039,327      3,397,022
                                                      ===========    ===========    ===========    ===========

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                 (in thousands, except share and per share data)


                                                                    Six Months Ended
                                                                    ----------------
                                                                   May 31,     May 31,
                                                                   -------     -------
                                                                    1999        1998
                                                                    ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $   921    $   368
                                                                   -------    -------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                  1,474      1,509
      Minority interest in loss of subsidiary                          (71)      (154)
      Deferred income tax benefit                                       51       (424)
      Loss on sale of equipment                                       --            4
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                         620       (270)
           Inventories                                               4,369         99
           Prepaid income taxes                                         (6)       132
           Prepaid expenses and other current assets                  (151)    (1,653)
           Due from supplier                                          (251)       865
           Other assets                                                134       (321)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                     (342)       350
           Royalties payable                                        (1,350)      --
           Dividends payable                                            (2)         1
           Income taxes payable                                        (96)      (130)
                                                                   -------    -------
           Total adjustments                                         4,379          8
                                                                   -------    -------
           Net cash provided by operating activities                 5,300        376
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments in marketable securities                   --        2,869
   Purchase of property, plant and equipment                          (157)    (1,031)
   Proceeds from sale of property, plant and equipment                --           15
                                                                   -------    -------
   Net cash (used in)/provided by investing activities                (157)     1,853
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                          --        4,000
   Repayment of debt                                                (2,946)    (9,638)
   Proceeds from term loan                                            --        1,100
   Net decrease (increase) in stockholder loans                        482       (188)
   Purchase of treasury stock                                       (1,841)       (74)
   Dividends paid                                                     (113)      (126)
                                                                   -------    -------
   Net cash (used in) financing activities                          (4,418)    (4,926)
                                                                   -------    -------

   Net increase/(decrease) of cash and cash equivalents                725     (2,697)
   Cash and cash equivalents at beginning of period                    929      3,733
                                                                   -------    -------
   Cash and cash equivalents at end of period                      $ 1,654    $ 1,036
                                                                   =======    =======

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------

1. Basis of Presentation:
   ----------------------

         The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of May 31, 1999 and the results of operations and statements of cash flows for the six month periods ended May 31, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the six month period ended May 31,1999 are not necessarily indicative of the results to be expected for the full year.

2. Principles of Consolidation:
   ----------------------------

         The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc.
("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of the Futurebiotics operations have been segregated from continuing operations and reported as a separate line item on the statements of operations for all periods presented. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at May 31, 1999 and November 30, 1998.

3. Concentration of Credit Risk:
   -----------------------------

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable.

4. Discontinued Operations:
   ------------------------

         The Company has restated its prior financial statements to present the operating results of the Futurebiotics operations as a discontinued operation. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at May 31, 1999 and November 30, 1998.

         In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of Futurebiotics operations for the six and three months ended May 31, 1999 and 1998 have been segregated from continuing operations and reported as a separate line item on the statement of operations. In July 1999, the third party exercised its option to terminate the agreement. Management is pursuing the sale of assets, and does not anticipate a loss on the sale.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

         Summarized financial information for the discontinued operation is as follows:


                                                   Six Months Ended                      Three Months Ended
                                                   ----------------                      ------------------
                                                        May 31,                                May 31,
                                                        -------                                 ------
                                                1999               1998               1999                1998
                                                ----               ----               ----                ----
                                           (in thousands)    (in thousands)       (in thousands)   (in thousands)
                                             (unaudited)       (unaudited)          (unaudited)      (unaudited)

Operating revenues                            $   4,020          $  5,105         $   2,272         $   2,761
Loss before income tax benefit                     (385)             (545)             (159)             (233)
Loss from discontinued operations,
  net of tax benefit                               (204)             (375)              (89)             (165)





    5.  Inventories:
        ------------

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                           May 31,         November 30,
                           -------         ------------
                            1999              1998
                            ----              ----
                       (in thousands)    (in thousands)

Raw material           $        4,900   $        4,458
Work-in-process                 8,232            9,965
Finished good                   4,375            7,129
                       --------------   --------------
                       $       17,507   $       21,552
                       ==============   ==============

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

6. Stockholders' Equity:
------------------------

         Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Certain options were not included in the computation due to their exercise price exceeding the average market price of the common shares. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS on continuing operations was calculated for the six months ended May 31, 1999 and May 31, 1998 as follows:


                                                                                              Per
Six Months Ended May 31, 1999                        Income                Shares             Share
-----------------------------                        ------                ------             -----
                                                  (in thousands)
                                                    (unaudited)

Earnings from continuing operations                   $  1,054              3,151,119
Less: preferred stock dividends                           (113)              -
                                                      --------              ---------
Basic EPS                                                  941              3,151,119         $.30
Effect of dilutive securities                               -                   -
                                                      --------              ---------

Diluted EPS                                           $    941              3,151,119         $.30
                                                      ========              =========


Six Months Ended May 31, 1998
-----------------------------

Earnings from continuing operations                   $    589              3,270,653
Less: preferred stock dividends                           (126)               -
                                                      --------             ----------
Basic EPS                                                  463              3,270,653         $.14
Effect of dilutive securities:
      Warrants                                            -                   147,228
                                                      ---------            ----------

Diluted EPS                                           $     463             3,417,881         $.14
                                                      =========             =========

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

                                                                                                     Per
Three Months Ended May 31, 1999                              Income                Shares           Share
-------------------------------                              ------                ------           -----
                                                        (in thousands)
                                                           (unaudited)

Earnings from continuing operations                       $    619                 3,039,327
Less: preferred stock dividends                                (49)                    -
                                                          --------                 ---------
Basic EPS                                                      570                 3,039,327         $.19
Effect of dilutive securities                                 -                        -
                                                          --------                 ---------

Diluted EPS                                               $    570                 3,039,327         $.19
                                                          ========                 =========


Three Months Ended May 31, 1998
-------------------------------

Earnings from continuing operations                       $    158                 3,268,153
Less: preferred stock dividends                                (62)                    -
                                                          --------                 ---------
Basic EPS                                                       96                 3,268,153         $.03
Effect of dilutive securities:
      Warrants                                                -                      128,869
                                                          --------                 ---------

Diluted EPS                                               $     96                 3,397,022         $.03
                                                          ========                 =========

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the six month periods ended May 31,1999 and May 31,1998 approximated $113,000 and $126,000, respectively.

         As of May 31, 1999, the Company's Board of Directors authorized the Company to repurchase up to $4,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of May 31, 1999, the Company had authorization to repurchase an additional $543,000 worth of its own stock.

         In addition, the Company's Board of Directors authorized the Company to repurchase up to $500,000 worth of its own preferred stock, par value $ .01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of May 31, 1999, the Company had authorization to repurchase an additional $333,000 worth of its own preferred stock.

7. Income Taxes:
   -------------

         The tax effects of temporary differences that give rise to the deferred tax asset/liability at May 31, 1999 consist principally of the Company's investment in subsidiary, unearned compensation and depreciation and amortization.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

8. Long-Term Debt:
   ---------------


                                                                     May 31,         November 30,
                                                                      1999               1998
                                                                 (in thousands)     (in thousands)
                                                                   (unaudited)

Long-term debt consists of the following:
Revolving lines of credit (a) (c)                                 $      -             $     400
Term loan, payable in monthly installments
   of $105, plus interest at prime, through
   September 2002; collateralized by the
   Company's assets (b) (c)                                            3,207               4,830

Term loan                                                                -                   898
Capital lease obligations, expiring in various
   years through 2001                                                    120                 145
                                                                   ---------           ---------
                                                                       3,327               6,273
   Less current portion                                                1,536               1,931
                                                                   ---------           ---------
                                                                     $ 1,791             $ 4,342
                                                                   =========           =========

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

        (b) Term Loan Facility

        The Company maintains a term loan facility with a bank which provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary. The term loan aggregating $3,206,667 at May 31, 1999 is payable in monthly installments of $105,000 plus interest at prime through 2002 when the remaining principal is due.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                          SIX MONTHS ENDED MAY 31, 1999
                          -----------------------------
                                   (Continued)

         (c) The revolving line of credit and term loan facility contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

        The prime rate at May 31, 1999 was 7.75%.

9. Major Customer:
   ---------------

         Sales to a major customer approximated 64% of total sales for the six month period ended May 31, 1999.

10. Commitments:
    ------------

         The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of May 31, 1999, the Company exceeded its minimum annual purchase requirement.

         The Company also is party to a packaging agreement with Superior which provides for Superior to package certain products for PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of May 31, 1999, the Company ordered approximately 870,000 bottles of packaged product.

         Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of CGI's products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $13,883,000 and $3,635,000 for the six month period ended May 31, 1999 and 1998, respectively.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Forward-looking Statements
--------------------------

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

Results of Operations
---------------------

         Net sales for the six and three month periods ended May 31, 1999 approximated $21,804,000 and $11,613,000, respectively, as compared to $22,902,000 and $11,358,000 in the corresponding period in 1998. Gross profit amounted to $5,300,000 (24% of sales) and $2,904,000 (25% of sales) for the six and three month periods ended May 31, 1999 and $9,342,000 (41% of sales) and $4,266,000 (38% of sales) for the corresponding period in 1998. The decrease in gross profit is principally attributable to a change in the mix of sales.

         Selling, general and administrative expenses were $3,070,000 (14% of sales) and $1,701,000 (15% of sales) for the six and three month periods ended May 31, 1999 respectively, as compared to $8,041,000 (35% of sales) and $3,812,000 (34% of sales) for the corresponding periods in 1998. The decrease is primarily attributable to a decrease in royalty expense. The Company terminated its supply agreement with a non-affiliated customer on March 30, 1998. Royalty expense related to this agreement was $0 and $3,528,000 for the six months ended May 31, 1999 and 1998, respectively.

         In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of the Futurebiotics' operations have been segregated from continuing operations and reported as discontinued operations, reflecting a loss, net of taxes and minority interest of ($133,000) and ($59,000) for the six and three month periods ending May 31, 1999 and 1998, respectively as compared to ($221,000) and ($98,000) for the corresponding period in 1998.

         On March 3, 1999, the Company and Futurebiotics entered into a asset purchase agreement with a third party to sell substantially all of Futurebiotics assets. In July 1999, the third party exercised its option to terminate the agreement. Management is pursuing the sale of these assets, and does not anticipate a loss on the sale.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)

         The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of May 31, 1999, the Company exceeded its minimum annual purchase requirement.

         The Company is also party to a packaging agreement with Superior which provides for Superior to package certain products of PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of May 31, 1999, the Company ordered approximately 870,000 bottles of packaged product.

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

         In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI stock. Total sales to CGI approximated $13,823,000 and $3,635,000 for the six month period ended May 31, 1999 and 1998, respectively.

         Interest expenses, net of interest income, was approximately $233,000 and $103,000 for the six and three month periods ended May 31, 1999 as compared to $483,000 and $241,000 in the corresponding periods in the prior year. The decrease is a result of lower interest rates coupled with the Company maintaining lower debt balances.

         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)

internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and has satisfactorily tested remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

         Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner and that the costs of implementing this program will not materially affect the financial position of the Company. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also have a material adverse affect on the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Liquidity and Capital Resources
-------------------------------

         The Company had working capital of approximately $27,347,000 at May 31, 1999.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $5,300,000 which reflects net earnings of $921,000, decreases in operating assets such as accounts receivable ($620,000), inventories ($4,369,000), other assets ($134,000) and an adjustment for depreciation and amortization ($1,474,000), offset by (i) increases in operating assets such as prepaid expenses and other current assets ($151,000), due from supplier ($251,000), and (ii) decreases in accounts payable and accrued expenses ($342,000), royalties payable ($1,350,000), and income taxes payable ($96,000).

         Net cash used in investing activities approximated $157,000, attributable to the purchase of property, plant and equipment.

         The statement also reflects cash used in financing activities of approximately $4,418,000 representing bank loan repayments of ($2,946,000), and the purchase of treasury stock ($1,841,000), offset by a decrease in stockholder loan of ($482,000).

         During the six month period ending May 31, 1999, the Company repurchased 475,900 shares of its own common stock at an average price of $3.87 per share. As of May 31, 1999, the Company had authorization to repurchase an additional $543,000 worth of its own common stock and $333,000 worth of its own preferred stock.

         In March, the Board of Directors authorized the Company to repurchase up to an additional $1,000,000 of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, and at such prices, as management believes appropriate.

                          PDK LABS INC. AND SUBSIDIARY
                          ----------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                  (Continued)

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

         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its subsidiary on a combined basis. The term loan aggregating $3,206,667 at May 31, 1999 is payable in monthly installments of $105,000 plus interest at prime through 2002 when the remaining principal is due.

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

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1998.

                                   SIGNATURES
                                   ----------





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PDK LABS INC.

Dated: July 14, 1999                             By:     /s/ Karine Hollander
                                                    ---------------------------
                                                         Karine Hollander
                                                         Chief Financial Officer