Form 10-Q
period 1999-08-31
PDK LABS INC
filed 1999-10-14
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to

Commission File Number: 0-19121

                                  PDK LABS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                   11-2590436
-------------------------------          ---------------------------------------
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

          Class                                   Outstanding at October 7, 1999
      ------------                                ------------------------------
      Common Stock                                           3,807,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999


                                TABLE OF CONTENTS

                                                                    Page to Page
                                                                    ------------

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:

Balance sheets................................................................ 1

Statements of earnings ....................................................... 2

Statements of cash flows...................................................... 3

Notes to financial statements.............................................. 4-10

Item 2.

         Management's discussion and analysis
         of financial condition and results of
         operations....................................................... 11-14

PART 11. OTHER INFORMATION

Item 1.  Legal proceedings................................................... 15

SIGNATURES................................................................... 16

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                    August 31,  November 30,
                                                                                      1999         1998
                                                                                    ---------    ---------
                                                                                   (unaudited)
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  3,414    $    929
  Investment in marketable securities, at fair value                                     998        --
  Accounts receivable - less allowance
    for doubtful accounts of $54, respectively                                         9,838       9,129
  Inventories (Note 5)                                                                13,137      21,552
  Prepaid expenses and other current assets                                              776       1,155
  Due from supplier                                                                    1,712       1,373
  Deferred tax asset (Note 7)                                                            131         122
  Net assets of discontinued operations (Note 4)                                       3,974       4,294
                                                                                    --------    --------
  Total current assets                                                                33,980      38,554


PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $7,408 and $6,750, respectively                                                     3,622       4,385

INTANGIBLE ASSETS, net of accumulated amortization
  of $1810 and $1,693, respectively                                                      256         495

INVESTMENT IN COMPARE GENERIKS, INC                                                    1,096         596
DEFERRED TAX ASSET                                                                        41        --
OTHER ASSETS                                                                           1,676       2,450
                                                                                    --------    --------
                                                                                    $ 40,671    $ 46,480
                                                                                    ========    ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $  4,112    $  4,630
  Dividends payable (Note 6)                                                              83          30
  Income taxes payable (Note 7)                                                        1,202       1,255
  Royalty payable                                                                       --         1,350
  Current portion of long-term debt (Note 8)                                             641       1,931
                                                                                    --------    --------
  Total current liabilities                                                            6,038       9,196
                                                                                    --------    --------

LONG-TERM DEBT (Note 8)                                                                2,137       4,342
DEFERRED INCOME TAX LIABILITY (Note 7)                                                  --             7
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                            3,211       3,431

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding, respectively                  38          38
  Series A convertible preferred stock, $.01 par value ; authorized
    5,000,000 shares; 460,566 and 498,110 issued and outstanding, respectively             5           5
  Additional paid-in capital                                                          28,368      28,404
  Unearned compensation                                                               (2,520)     (3,286)
  Retained earnings                                                                    7,560       6,259
  Treasury stock, at cost; 918,859 and 348,425 shares, respectively                   (4,166)     (1,916)
                                                                                    --------    --------
                                                                                      29,285      29,504
                                                                                    --------    --------
                                                                                    $ 40,671    $ 46,480
                                                                                    ========    ========

                          PDK LABS INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                  Nine Months Ended          Three Months Ended
                                                               ------------------------    ------------------------
                                                               August 31,    August 31,    August 31,    August 31,
                                                                 1999          1998          1999          1998
                                                               ---------     ---------     ---------     ---------
NET SALES (Note 9 and 10)                                      $ 34,144      $ 36,761      $ 12,340      $ 13,859

COSTS AND EXPENSES: (Note 10)
     Cost of sales                                               25,799        24,660         9,295        11,100
     Selling, general and administrative                          4,844        10,020         1,774         1,978
                                                               --------      --------      --------      --------
                                                                 30,643        34,680        11,069        13,078

OPERATING INCOME                                                  3,501         2,081         1,271           781

OTHER EXPENSES (INCOME):
     Interest income                                                (20)         (120)          (15)          (37)
     Interest expense                                               314           795            76           230
     Other                                                          (62)          (74)          (24)          (32)
                                                               --------      --------      --------      --------
                                                                    232           601            37           161
                                                               --------      --------      --------      --------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                            3,269         1,480         1,234           620

PROVISION FOR INCOME TAXES                                        1,375           455           394           183
                                                               --------      --------      --------      --------

EARNINGS FROM CONTINUING OPERATIONS                               1,894         1,025           840           437
                                                               --------      --------      --------      --------

DISCONTINUED OPERATIONS: (Note 4)
        Loss from operations, net of tax benefit/(provision)
             of $175, $214, and $(6), $45, respectively            (740)         (431)         (536)          (56)
        Minority interest in loss from operations                   315           167           244            13
                                                               --------      --------      --------      --------
                                                                   (425)         (264)         (292)          (43)
                                                               --------      --------      --------      --------

NET EARNINGS                                                   $  1,469      $    761      $    548      $    394
                                                               ========      ========      ========      ========

NET EARNINGS (LOSS) PER COMMON SHARE (Note 6 )
        BASIC:
             Income from continuing operations                 $    .56      $    .25      $    .27      $    .11
             Loss from discontinued operations                     (.14)         (.08)         (.10)         (.01)
                                                               --------      --------      --------      --------
             Net earnings                                      $    .42      $    .17      $    .17      $    .10
                                                               ========      ========      ========      ========

        DILUTED:
             Income from continuing operations                 $    .56      $    .25      $    .27      $    .11
             Loss from discontinued operations                     (.14)         (.08)         (.10)         (.01)
                                                               --------      --------      --------      --------
             Net earnings                                      $    .42      $    .17      $    .17      $    .10
                                                               ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF  COMMON
     SHARES OUTSTANDING: (Note 6)
        BASIC                                                 3,085,777     3,278,522     2,956,565     3,294,867
                                                              =========     =========     =========     =========

        DILUTED                                               3,085,777     3,410,985     2,956,565     3,379,895
                                                              =========     =========     =========     =========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                         Nine Months Ended
                                                                     ------------------------
                                                                     August 31,     August 31,
                                                                        1999          1998
                                                                     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                       $  1,469      $    761
                                                                      --------      --------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                      2,190         2,239
      Minority interest in loss of subsidiary                             (315)         (167)
      Deferred income tax benefit                                          (55)         (494)
      Loss on sale of equipment                                           --               5
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                          (1,173)       (2,253)
           Inventories                                                   8,675         2,605
           Prepaid income taxes                                             (9)          132
           Prepaid expenses and other current assets                       280          (920)
           Due from supplier                                              (339)          865
           Other assets                                                    238          (563)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                          (518)        2,087
           Royalties payable                                            (1,350)         --
           Income taxes payable                                            (53)         (278)
                                                                      --------      --------
           Total adjustments                                             7,571         3,258
                                                                      --------      --------
           Net cash provided by operating activities                     9,040         4,019
                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                    (7,495)         (475)
   Maturity of marketable securities                                     6,497         3,550
   Purchase of property, plant and equipment                              (214)         (999)
   Proceeds from sale of property, plant and equipment                    --              15
                                                                      --------      --------
     Net cash (used in)/provided by investing activities                (1,212)        2.091
                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                             2,728         4,048
   Repayment of debt                                                    (6,223)      (13,924)
   Proceeds from term loan                                                --           1,100
   Net decrease in stockholder loans                                       517          --
   Purchase of treasury stock                                           (2,250)          (82)
   Dividends paid                                                         (115)         (125)
                                                                      --------      --------
     Net cash (used in) financing activities                            (5,343)       (8,983)
                                                                      --------      --------

   Net increase/(decrease) of cash and cash equivalents                  2,485        (2,873)
   Cash and cash equivalents at beginning of period                        929         3,734
                                                                      --------      --------
   Cash and cash equivalents at end of period                         $  3,414      $    861
                                                                      ========      ========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999

1.     Basis of Presentation:

      The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of August 31, 1999 and the results of operations and statements of cash flows for the nine month periods ended August 31, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the nine month period ended August 31,1999 are not necessarily indicative of the results to be expected for the full year.

2.      Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of PDK Labs Inc. ("PDK") and its subsidiary, Futurebiotics, Inc.
("Futurebiotics") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

        In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of the Futurebiotics operations have been segregated from continuing operations and reported as a separate line item on the statements of operations for all periods presented. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at August 31, 1999 and November 30, 1998.

3.      Concentration of Credit Risk:

        Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable and investments in marketable securities.

4.      Discontinued Operations:

        In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of Futurebiotics operations for the nine and three months ended August 31, 1999 and 1998 have been segregated from continuing operations and reported as a separate line item on the statement of operations. In July 1999, the third party exercised its option to terminate the agreement. Management is pursuing the sale of assets and does not anticipate a loss on the sale.

        The Company has restated its prior financial statements to present the operating results of the Futurebiotics operations as a discontinued operation. Net assets to be disposed of, at their book value, have been separately classified in the accompanying balance sheets at August 31, 1999 and November 30, 1998.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)

        Summarized financial information for the discontinued operation is as follows:

                                                       Nine Months Ended                     Three Months Ended
                                                           August 31,                             August 31,
                                                -------------------------------        -------------------------------
                                                     1999             1998                  1999             1998
                                                --------------   --------------        --------------   --------------
                                                (in thousands)   (in thousands)        (in thousands)   (in thousands)
                                                  (unaudited)      (unaudited)           (unaudited)      (unaudited)

      Operating revenues                           $5,484            $7,656               $1,464          $2,550
      Loss before income tax benefit                 (915)             (645)                (530)            (101)
      Loss from discontinued operations,
        net of tax benefit/provision                 (740)             (431)                (536)             (56)



5.      Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                August 31,        November 30,
                                   1999               1998
                              --------------     --------------
                              (in thousands)     (in thousands)

      Raw material               $ 3,020            $ 4,458
      Work-in-process              8,276              9,965
      Finished goods               1,841              7,129
                                 -------            -------
                                 $13,137            $21,552
                                 =======            =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)

6.      Stockholders' Equity:

        Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Certain options were not included in the computation due to their exercise price exceeding the average market price of the common shares. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS on continuing operations was calculated for the nine months ended August 31, 1999 and August 31, 1998 as follows:

                                                                            Per
Nine Months Ended August 31, 1999            Income           Shares       Share
---------------------------------          ----------       ---------      -----
                                         (in thousands)
                                           (unaudited)

Earnings from continuing operations        $    1,894       3,085,777
                                           ----------       ---------
Less: preferred stock dividends                  (168)           --
                                            ---------       ---------
Basic EPS                                       1,726       3,085,777      $.56
Effect of dilutive securities                    --              --
                                            ---------       ---------

Diluted EPS                                 $   1,726       3,085,777      $.56
                                            =========       =========


Nine Months Ended August 31, 1998
---------------------------------

Earnings from continuing operations         $   1,025       3,278,522
Less: preferred stock dividends                  (188)           --
                                            ---------       ---------
Basic EPS                                         837       3,278,522      $.25
Effect of dilutive securities:
      Warrants                                   --           132,463
                                            ---------       ---------

Diluted EPS                                 $     837       3,410,985      $.25
                                            =========       =========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)

                                                                            Per
Three Months Ended August 31, 1999         Income           Shares         Share
----------------------------------      ------------      ----------       -----
                                       (in thousands)
                                        (unaudited)

Earnings from continuing operations        $ 840          2,956,565
Less: preferred stock dividends              (55)              --
                                           -----          ---------
Basic EPS                                    785          2,956,565         $.27
Effect of dilutive securities               --                 --
                                           -----          ---------

Diluted EPS                                $ 785          2,956,565         $.27
                                           =====          =========


Three Months Ended August 31, 1998
----------------------------------

Earnings from continuing operations        $ 437          3,294,867
Less: preferred stock dividends              (62)              --
                                           -----          ---------
Basic EPS                                    375          3,294,867         $.11
Effect of dilutive securities:
      Warrants                              --               85,028
                                           -----          ---------

Diluted EPS                                $ 375          3,379,895         $.11
                                           =====          =========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)

        Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the nine month periods ended August 31,1999 and August 31,1998 approximated $168,000 and $188,000, respectively.

        As of August 31, 1999, the Company's Board of Directors authorized the Company to repurchase up to $5,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of August 31, 1999, the Company had authorization to repurchase an additional $1,160,000 worth of its own stock.

        In addition, the Company's Board of Directors authorized the Company to repurchase up to $500,000 worth of its own preferred stock, par value $ .01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of August 31, 1999, the Company had authorization to repurchase an additional $306,000 worth of its own preferred stock.

7.      Income Taxes:

        The tax effects of temporary differences that give rise to the deferred tax asset/liability at August 31, 1999 consist principally of the Company's investment in subsidiary, unearned compensation and depreciation and amortization.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)


8.       Long-Term Debt:
                                                    August 31,      November 30,
                                                      1999             1998
                                                 --------------   --------------
                                                 (in thousands)   (in thousands)
                                                   (unaudited)

Long-term debt consists of the following:

Revolving lines of credit (a)                        $ --              $  400
Term loans (a)                                         --               5,728
Term loan (b)                                         2,669              --
Capital lease obligations, expiring in various
      years through 2001                                109               145
                                                     ------            ------
                                                      2,778             6,273
   Less current portion                                 641             1,931
                                                     ------            ------
                                                     $2,137            $4,342
                                                     ======            ======


      (a) Revolving Credit Line and Term Loan Facility

      On July 22, 1999, the Company and its subsidiary terminated the revolving credit and term loan facilities with its bank.

      (b) Term Loan

      Only July 22, 1999, the Company entered into a term loan agreement with a financing company. The loan is payable in monthly installments of $68,000, including interest at a fixed rate of 9.68%, through July 2003. The loan is collateralized by the Company's machinery and equipment.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)

9.      Major Customer:

        Sales to a major customer approximated 67% and 41% of total sales for the nine month periods ended August 31, 1999 and 1998, respectively.

10.     Commitments:

        The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of August 31, 1999, the Company purchased approximately $1,364,000 of product.

        The Company also is party to a packaging agreement with Superior which expires November 30, 1999 and provides for Superior to package certain products for PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of August 31, 1999, the Company ordered approximately 1,073,000 bottles of packaged product.

        Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

        Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of Compare Generiks, Inc.'s ("CGI") products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $22,865,000 and $15,114,000 for the nine month period ended August 31, 1999 and 1998, respectively.

11.     Subsequent Event:

        The Board of Directors authorized the Company to purchase up to an additional $2,000,000 of the Company's common stock. In September 1999, the Company purchased an aggregate of 500,600 shares of its common stock.

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

Results of Operations

         Net sales for the nine and three month periods ended August 31, 1999 approximated $34,144,000 and $12,340,000, respectively, as compared to $36,761,000 and $13,859,000 in the corresponding period in 1998. Gross profit amounted to $8,345,000 (24% of sales) and $3,045,000 (25% of sales) for the nine and three month periods ended August 31, 1999 and $12,101,000 (33% of sales) and $2,759,000 (20% of sales) for the corresponding period in 1998. The decrease in gross profit is principally attributable to a change in the mix of sales.

        Selling, general and administrative expenses were $4,844,000 (14% of sales) and $1,774,000 (14% of sales) for the nine and three month periods ended August 31, 1999 respectively, as compared to $10,020,000 (27% of sales) and $1,978,000 (14% of sales) for the corresponding periods in 1998. The decrease is primarily attributable to a decrease in royalty expense. The Company terminated its supply agreement with a non-affiliated customer on March 30, 1998. Royalty expense related to this agreement was $0 and $3,528,000 for the nine months ended August 31, 1999 and 1998, respectively.

        In March 1999, the Company formalized its plan to offer for sale the operating assets of Futurebiotics. Accordingly, the operating results of the Futurebiotics' operations have been segregated from continuing operations and reported as discontinued operations, reflecting a loss, net of taxes and minority interest of ($425,000) and ($292,000) for the nine and three month periods ending August 31, 1999 and 1998, respectively as compared to ($264,000) and ($43,000) for the corresponding period in 1998.

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

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


        The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of August 31, 1999, the Company purchased approximately $1,364,000 of product.

         The Company is also party to a packaging agreement with Superior which expires November 30, 1999 and provides for Superior to package certain products of PDK. In the event that the Company orders less than 1,000,000 bottles packaged per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of August 31, 1999, the Company ordered approximately 1,073,000 bottles of packaged product.

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

         In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI stock. Total sales to CGI approximated $22,865,000 and $15,114,000 for the nine month periods ended August 31, 1999 and 1998, respectively.

         Interest expenses, net of interest income, was approximately $294,000 and $61,000 for the nine and three month periods ended August 31, 1999 as compared to $675,000 and $193,000 in the corresponding periods in the prior year. The decrease is due to the Company maintaining lower debt balances.

         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and has satisfactorily tested and implemented remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

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

Liquidity and Capital Resources

        The Company had working capital of approximately $27,942,000 at August 31, 1999.

        The Company's statement of cash flows reflects cash provided by operating activities of approximately $9,040,000 which reflects net earnings of $1,469,000, decreases in operating assets such as inventories ($8,675,000), prepaid expenses and other current assets ($280,000) other assets ($238,000) and an adjustment for depreciation and amortization ($2,190,000), offset by (i) increases in operating assets such as accounts receivable ($1,173,000), due from supplier ($339,000), and (ii) decreases in accounts payable and accrued expenses ($518,000) and royalties payable ($1,350,000).

        Net cash used in investing activities approximated ($1,212,000) attributable to the purchases of marketable securities ($7,495,000) and property, plant and equipment ($214,000) offset by the maturity of marketable securities ($6,497,000).

        The statement also reflects cash used in financing activities of approximately $5,343,000 representing loan repayments net of borrowings of $3,495 ,000, and the purchase of treasury stock ($2,250,000), offset by a decrease in stockholder loan of $517,000.

        During the nine month period ending August 31, 1999, the Company repurchased 570,434 shares of its own common stock at an average price of $3.90 per share. As of August 31, 1999, the Company had authorization to repurchase an additional $1,160,000 worth of its own common stock and $306,000 worth of its own preferred stock.

        In March and July, the Board of Directors authorized the Company to repurchase up to an additional $1,000,000 of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, and at such prices, as management believes appropriate.

        In September 1999, The Board of Directors authorized the Company to purchase up to an additional $2,000,000 of the Company's common stock. The Company purchased an aggregate of 500,600 shares of its common stock during September 1999.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


        On July 22, 1999, the Company and its subsidiary terminated the revolving credit and term loan facilities with its bank.

        The Company entered into a term loan agreement with a financing company. The term loan is collateralized by the Company's machinery and equipment.

        The Company expects to meet its cash requirements from operations and current cash reserves.

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

                                              PDK LABS INC.

Dated: October 13, 1999                       By: /s/ Karine Hollander
                                                  -----------------------
                                                  Karine Hollander
                                                  Chief Financial Officer