Form 10-K
period 1999-11-30
PDK LABS INC
filed 2000-02-28
CIK 855352

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

      [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended November 30, 1999.

      [ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from                to                 .
                                       ---------------    ----------------
Commission File No. 0-19121
                   --------
                                  PDK LABS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                        11-2590436
---------------------------------              ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

      145 Ricefield Lane
      Hauppauge, New York                                    11788
     ---------------------                                 ----------
     (Address of Principal                                 (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act: None.
                                                           -----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Series A Convertible Preferred Stock, par value $.01 per share
         --------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Issuer's revenues for its most recent fiscal year were $54,706,000.

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of February 22, 2000, was approximately $6,485,000.

     Number of shares outstanding of the Registrant's common stock, as of February 22, 2000, was 3,807,153.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

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

     On March 3, 1999, the Company and Futurebiotics entered into an asset purchase agreement with a third party to sell substantially all of Futurebiotics' assets. In July 1999, the third party exercised its option to terminate the agreement.

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

Marketing

     The Company markets its products to customers through direct salespersons, manufacturers representatives, and various supply and licensing agreements. Private label sales accounted for 68% of the Company's total revenue for the fiscal year ended November 30, 1999. Sales under various supply and licensing agreements accounted for 68% of the Company's total revenue for the fiscal year ended November 30, 1999.

     The Company supplies a third party under an exclusive supply agreement with dietary supplements and a broad range of OTC non-prescription pharmaceutical products. This agreement expires in October 2000 and is automatically renewable for successive one (1) year terms.

     In addition, the Company has a second exclusive supply and licensing agreement with this same third party pursuant to which the Company granted an exclusive license to use the trademarks "Max Brand" and "Heads Up" brands of OTC pharmaceuticals and the exclusive right to distribute products bearing such names. This agreement has a five (5) year term which automatically renews for successive periods of one (1) year. In consideration for the license, the third party agreed to pay an annual license fee to the Company. The fee is payable at the option of the third party by either (i) issuance of the publicly traded common stock or restricted Series B Preferred Stock of the third party or (ii) the payment of cash. Sales to this customer approximated $36,580,000 for the fiscal year ended November 30, 1999.

     The Company markets its various OTC pharmaceuticals and vitamin products under various brand names to drug store chains, health food stores, health food store distributors, convenience stores, and other various retailers.

Manufacturing

     The Company's manufacturing facility is located in Hauppauge, New York. Approximately 85% of the sales volume of the Company's products are manufactured and/or packaged by the Company. The Company has the current capacity to manufacture 6 billion tablets and/or capsules annually. In addition, the Company can package 60 million bottles annually. The Company believes that the expanded capacity of its manufacturing facility is adequate to meet the requirements of its current and future business.

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

Material Suppliers

     Substantially all of the Company's products are manufactured from readily available raw material. In addition to manufacturing many of its own products, the Company purchases finished goods from suppliers in the United States. The Company believes that if any source of a product's ingredients becomes unavailable, alternative sources of supply are available at comparable prices and delivery schedules. In the event the Company were unable to find such alternate sources at a competitive price and on a timely basis for its principal products, the Company could be materially adversely affected. See "Government Regulation"

     The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement was renewed through May 2000. For the fiscal year ended November 30, 1999, the Company made purchases of approximately $4,512,000 pursuant to this agreement. See "Certain Relationships and Related Transactions."

     In addition, on November 30, 1997, the Company entered into a packaging agreement with SSI. SSI agreed to package Futurebiotics products for the Company for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement was for two (2) years and expired on November 30, 1999. See "Certain Relationships and Related Transactions."

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

     In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. On March 17, 1999, the FDA published final regulations which will require the re-labeling of the OTC drug products. The regulation, which became effective April 16, 1999, requires that companies begin phase-in of the new label format commencing May 2001. There is no reason to expect that compliance with this regulation will affect the Company any differently than any other industry member.

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

     The Drug Enforcement Administration (the "DEA") has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Previously, the restrictions were limited to certain ephedrine products. The restrictions on pseudoephedrine and PPA became effective in October 1997 and DEA registration requirements are now effective. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. There are certain registration exemptions in place for retail stores. The Company has applied for its own registration with the DEA. That registration remains pending and the Company continues to operate under an exemption. The Company is not able to engage in any importation activities until such time as the DEA approves its registration. Should the DEA ultimately deny the Company's registration, it would no longer be permitted to manufacture and distribute these products, though it would have the option of seeking legal redress challenging the validity of any such action by the DEA. The Company's customers who have not applied for such registration or have been rejected, can no longer market the Company's products containing the three ingredients in question.

     The Company has been advised by the DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 Chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals. Sales of products containing List 1 Chemicals were approximately $29,731,000 representing 54% of net sales for the year ended November 30, 1999.

     Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

Employees

     As of February 22, 2000, the Company employed 166 full-time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

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

     The Drug Enforcement Administration (the "DEA") has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Previously, the restrictions were limited to certain ephedrine products. The restrictions on pseudoephedrine and PPA became effective in October 1997 and DEA registration requirements are now effective. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. There are certain registration exemptions in place for retail stores. The Company has applied for its own registration with the DEA. That registration remains pending and the Company continues to operate under an exemption. The Company is not able to engage in any importation activities until such time as the DEA approves its registration Should the DEA ultimately deny the Company's registration, it would no longer be permitted to manufacture and distribute these products, though it would have the option of seeking legal redress challenging the validity of any such activity by the DEA. The Company's customers who have not applied for such registration or have been rejected, can no longer market the Company's products containing the three ingredients in question.

     Thus, the DEA, registration, identification, record keeping, and reporting requirements may adversely affect the Company's sales of these products.

     The Company has been advised by the DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals.

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

     Dependence on Certain Products. Although the Company distributes in excess of 100 products, approximately 54% of the Company's revenue in fiscal 1999 was from the sale of products containing List 1 Chemicals. The inability of the Company to sell such products, for any reason, would have a material adverse effect upon the business and financial condition of the Company.

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

     No Cash Dividends. The Company has not paid any cash dividends on its common stock and, in view of its capital needs, does not presently plan to pay any cash dividends except in accordance with the terms of the Series A Preferred Stock.

     Dependence on Key Personnel. The Company is substantially dependent on the continued services of Reginald Spinello, the Company's Chief Executive Officer, and Michael Krasnoff, a consultant to the Company. The Company has entered into an employment agreement with Mr. Spinello and a consulting agreement with Mr. Krasnoff . Should either Mr. Spinello or Mr. Kransoff not be able to continue with the Company, its prospects would be adversely affected and, as a result, the loss of either Mr. Spinello or Mr. Kransoff would materially adversely affect the Company's operations. The Company currently does not maintain key personnel life insurance for any of its employees. See "Management."

Item 2. PROPERTIES.

     The Company leases a 44,000 square foot facility in Hauppauge, New York. This facility serves as the Company's corporate headquarters and manufacturing/production center. The annual rent is $286,000 and increases up to $315,000 in the final year. The current lease has three years remaining.

     In 1995, the Company leased a second property in Hauppauge, New York. This 30,000 square foot property serves as the Company's distribution center. This lease was for a term of five years with an annual rental of $172,500. The lease was terminated on January 15, 2000.

     In 1997, the Company leased another property in Hauppauge, New York. This 26,000 square foot property serves as an additional distribution facility for the Company. This lease is for a three (3) year term at an annual rental of $175,500.

Item 3. LEGAL PROCEEDINGS.

     Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

     On July 29, 1996, the Company served a complaint (the "Complaint") against a former executive in a litigation entitled PDK Labs Inc. v Perry Krape in the Supreme Court of the State of New York, County of Suffolk. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The Complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment Agreement and the Amendment, engaged in unfair competition, breached the terms of a personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to the Company.

     In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and derivative claims. The executive's personal Counterclaim asserts, in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. The derivative claims were dismissed by the court and the executive has appealed the dismissal. PDK and the directors deny that they engaged in any improper conduct which would support the executive's personal Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

     On February 22, 1999, Mr. Krape served a demand on the Company's board of directors, pursuant to Section 626 of the New York Business Corporation Law, to commence a shareholder's derivative action (the "Demand"). The Demand requests that the board of directors commence an action for fraud, breach of fiduciary duty and corporate waste against various individuals and entities including former and present officers and directors of the Company. After a detailed investigation conducted by special counsel, a disinterested subcommittee of the board of directors determined that the Company should not assert any of the listed claims.

Thereafter, Mr. Krape initiated a new derivative action entitled Perry Krape v. PDK Labs Inc., et. al., in the United States District Court for the Eastern District of New York. No relief is sought against the Company, as all claims are asserted on the Company's behalf. Nevertheless, the Company has concluded that the claims are without merit, and it will seek the dismissal of the lawsuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) On October 29, 1999, the Company held its annual meeting of Shareholders.

     (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                                   FOR                AGAINST
                                                ---------             -------
Reginald Spinello                               1,653,206             142,685
Karine Hollander                                1,653,006             142,885
Thomas Keith                                    1,653,056             142,835
Ira Helman                                      1,653,006             142,885
Lawrence D. Simon                               1,653,006             142,885

     (c) At said meeting 1,666,825 shares of Common Stock were voted in favor of and 118,706 shares of Common Stock were voted against and 10,260 shares of Common Stock voted to abstain to a proposal to ratify the appointment of Holtz Rubenstein & Co., LLP to serve as the independent certified public accountants for the 2000 fiscal year.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Preferred Stock is regularly quoted and traded on the NASDAQ system under the symbols PDKL and PDKLP, respectively.

     The Company acquired $4,941,000 worth of its own common stock in fiscal 1999, repurchasing 1,120,759 shares at an average price of $4.41. In addition, the Company repurchased 19,544 shares at an average price of $5.02 between December 1, 1999 and February 22, 2000. As of February 22, 2000, the Company had authorization to repurchase an additional $344,000 worth of its own common stock.

     The Company acquired $66,000 worth of its own preferred stock in fiscal 1999, repurchasing 13,100 shares at an average price of $5.04. In addition, the Company repurchased 1,000 shares at an average price of $6.10 between December 1, 1999 and February 15, 2000. As of February 22, 2000, the Company had authorization to repurchase an additional $261,000 worth of its own preferred stock.

     The following table indicates the high and low prices for the Company's Common Stock and Preferred Stock for the period up to December 31, 1999 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

                                                      High              Low
                                                      ----              ---
           1997 Calendar Year
           ------------------
           First Quarter                              7                 4-7/8
           Second Quarter                             6-3/8             3-7/8
           Third Quarter                              5-1/2             4-3/8
           Fourth Quarter                             7                 4-5/8

           1998 Calendar Year
           ------------------
           First Quarter                              8-13/16           5-1/2
           Second Quarter                             6-3/8             3-1/4

           Third Quarter                              5-3/8             3-1/8
           Fourth Quarter                             4-1/8             2-15/16

           1999 Calendar Year
           ------------------
           First Quarter                              5                 3
           Second Quarter                             4                 3
           Third Quarter                              4-3/4             2-1/2
           Fourth Quarter                             5-3/16            3-7/8


Preferred Stock

                                                      High              Low
                                                      ----              ---
           1997 Calendar Year
           ------------------
           First Quarter                              6-5/8             5
           Second Quarter                             6-1/2             4
           Third Quarter                              8                 5-1/4
           Fourth Quarter                             7-1/2             6-3/4

           1998 Calendar Year
           ------------------
           First Quarter                              7-7/8             7-1/2
           Second Quarter                             6-3/8             3-1/2
           Third Quarter                              5-1/8             3-1/2
           Fourth Quarter                             5-1/4             3-5/8


           1999 Calendar Year
           ------------------
           First Quarter                              5-7/8             4-3/8

           Second Quarter                             6                 3-5/8
           Third Quarter                              5-1/2             3-3/4
           Fourth Quarter                             6                 4-3/4

     On February 22, 2000, the closing price of the Common Stock as reported on the NASDAQ System was $3.94. On February 22, 2000, the closing price of the Preferred Stock reported on the NASDAQ System was $6.06. On February 22, 2000, there were 986 holders of record of Common Stock.

     On April 15, 1999, the Company paid a $.25 per share of Preferred Stock dividend to holders of record on April 12, 1999 payable in cash. On October 15, 1999, the Company paid a $.24 per share of Preferred Stock dividend to holders of record on October 12, 1999 payable in cash.

Item 6.  SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA
     (in thousands)


                                                                                      November 30,
                                                          1999            1998             1997            1996            1995
                                                          ----            ----             ----            ----            ----
Total Assets                                           $36,700         $46,473          $54,221         $53,255         $41,943
Long-Term Obligations, net of current                    1,967           4,342           15,434          13,603           8,251
portion
Stockholders' Equity                                    27,772          29,504           28,305          26,661          24,437



SUMMARY INCOME STATEMENT DATA
(in thousands, except share and per share data)


                                                                                Years Ended November 30,
                                                          1999            1998             1997            1996            1995
                                                          ----            ----             ----            ----            ----
Revenues                                               $54,706         $57,599          $51,352         $46,563         $31,904
Operating Income                                         3,778           2,916            2,682           2,356           1,681
Net Earnings (Loss)                                      2,137             777            1,559           1,613           (180)

Net Earnings (Loss) per Common Share:
     Basic                                               $0.66           $0.16            $0.41           $0.48         ($0.24)
     Diluted                                             $0.66           $0.16            $0.39           $0.46         ($0.24)

Weighted Average Number of Common
Shares Outstanding:
     Basic                                           2,881,979       3,327,050        3,095,660       3,156,276       2,559,232
     Diluted                                         2,881,979       3,409,109        3,228,333       3,265,393       2,559,232


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations


Fiscal Year 1999 compared to Fiscal Year 1998

     Net sales for the fiscal year 1999 were approximately $54,706,000 as compared to net sales in 1998 of $57,599,000. The decrease in sales is principally attributable to a decrease in sales by the Futurebiotics segment. Gross profit amounted to $15,904,000 (29% of sales) in 1999 as compared to $21,171,000 (37% of sales) in 1998. The decrease in gross profit is attributable to (i) a change in the mix of sales, (ii) the company maintaining competitive pricing and (iii) increased costs related to compliance with new government regulations such as the requirement of new label formats on OTC drug products.

     Selling, general and administrative expenses were $12,126,000 in 1999 and $18,255,000 in 1998. As a percentage of sales, selling, general and administrative expenses were 22% in 1999 and 32% in 1998. The decrease is primarily attributable to a decrease in royalty expense. The Company terminated its supply agreement with a non-affiliated customer on March 30, 1998. Royalty expense related to this agreement was $0 and $3,927,000 for 1999 and 1998, respectively.

     On March 3, 1999, the Company and Futurebiotics entered into an asset purchase agreement with a third party to sell substantially all of Futurebiotics assets. In July 1999, the third party exercised its option to terminate the agreement. Management is no longer pursuing the sale of these assets. Accordingly, the operating results of Futurebiotics' operations have been included in the Company's consolidated financial statements for the years ended 1999, 1998 and 1997.

     The Company has a supply agreement with Compare Generiks, Inc, ("CGI"). Under the agreement which expires in 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up.

     The Company has a second five year supply agreement with CGI covering the purchases of products in the "Max Brand" and "Heads Up" product ranges. In consideration for this agreement, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI common stock or Series B preferred stock. Total sales to CGI approximated $36,580,000 and $22,125,000 for 1999 and 1998, respectively.

     The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of November 30, 1999, the Company exceeded its minimum purchase requirement.

     The Company also operated under a packaging agreement with Superior, which provides for Superior to package Futurebiotics products for the Company for a fixed price based on component costs plus a labor charge per unit. The agreement expired on November 30, 1999.

     Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

     Interest expense, net of interest income, was approximately $353,000 in 1999, as compared to $933,000 in 1998. The decrease is attributable to the Company's repayment of debt.

     The provision for income taxes reflects an effective tax rate of 60% in 1999 and 82% in 1998. The rates reflect the Company's inability to utilize certain tax benefits generated by its subsidiary.

     The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.


Results of Operations

Fiscal Year 1998 compared to Fiscal Year 1997

     Net sales for fiscal year 1998 were approximately $57,599,000 as compared to net sales in 1997 of $51,352,000. The increase in sales is primarily attributable to increased volume in private label sales and the introduction of new products. Gross profit amounted to $21,171,000 (37% of sales) in 1998 as compared to $25,510,000 (50% of sales). The decrease in gross profit is principally attributable to a change in the mix of sales resulting from the Company operating under an Exclusive Supply Agreement with a non-affiliated customer in 1997 which was terminated by the Company on March 30, 1998. In addition, private label sales increased 96% and bulk tablet sales increased 115% for the fiscal year ended 1998 as compared to fiscal year ended 1997.

     Selling, general and administrative expenses were $18,255,000 in 1998 and $22,828,000 in 1997. As a percentage of sales, selling, general and administrative expenses were 32% in 1998 and 44% in 1997. The decrease is attributable to a decrease in Futurebiotics selling expenses and a decrease in royalty expenses. Royalty expenses approximated $3,927,000 in 1998 and $7,426,000 in 1997. The decrease in royalty expense is attributable to the Company terminating its supply agreement with a non-affiliated customer on March 30, 1998.

     Total sales to CGI under various supply agreements approximated $22,125,000 and $5,485,000 for 1998 and 1997, respectively.

     Interest expenses, net of interest income, was approximately $933,000 in 1998, as compared to $905,000 in 1997. The increase is principally attributable to the Company maintaining lower investment balances.

     The provision for income taxes reflects an effective tax rate of 82% in 1998 and 37% in 1997. The 1998 rate reflects the Company's inability to utilize certain tax benefits generated by its subsidiary and the effect of certain permanent differences.

     Management believes that inflation did not have a material effect on operations or financial condition in 1998, 1997 or 1996. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

     The Company had working capital of approximately $24,376,000 and $28,561,000 at November 30, 1999 and 1998, respectively.

     The Company's statement of cash flows reflects cash provided by operating activities of approximately $12,195,000 which reflects net earnings of $2,137,000, decreases in operating assets such as inventories ($11,025,000), due from supplier ($773,000), prepaid expenses and other current assets ($470,000), and other assets ($541,000), offset by increases in accounts receivable ($3,096,000), decreases in accounts payable ($919,000), and decreases in royalties payable ($1,350,000). Cash flows from operations also reflect non-cash items including an adjustment for depreciation and amortization ($3,310,000), a realized loss on investment ($104,000), an adjustment for minority interest in loss of subsidiary ($811,000), securities received to satisfy receivable ($500,000) and an adjustment for deferred income tax provision ($163,000).

     Net cash used in investing activities approximated $309,000 attributable to the purchase of property, plant and equipment.

     The statement also reflects cash used in financing activities of approximately $9,869,000 representing loan repayments net of borrowings ($3,653,000), payment of dividends ($227,000) and the purchase of treasury stock ($5,989,000).

     The Company reacquired $4,941,000 of its common stock during fiscal 1999, repurchasing 1,120,759 shares at an average price of $4.41. During 1999, the Company's Board of Directors authorized the Company to repurchase up to an additional $4,000,000 worth of it own common stock, par value $.01 in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, and at such prices, as management believes appropriate. As of November 30, 1999, the Company had authorization to repurchase an additional $442,000 worth of its own common stock.

     The Company also reacquired $66,000 of its preferred stock during fiscal 1999, repurchasing 13,100 shares at an average price of $5.04. As of November 30, 1999, the Company had authorization to repurchase an additional $267,000 worth of its own preferred stock.

     On July 21, 1999, the Company and its subsidiary terminated the revolving credit and term loan facilities with its bank.

     The Company entered into a term loan agreement with a financing company which is payable in 48 installments of $68,000 including interest. Payments commenced on August 1, 1999 and will continue through July 1, 2003. The term loan is collateralized by the Company's machinery and equipment.

     The Company expects to meet its cash requirements from operations and current cash reserves.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The following persons are the current executive officers and directors.

Name                           Age                    Position
----                           ---                    --------
Reginald Spinello              47         Chairman of the Board, Chief Executive
                                          Officer and President

Karine Hollander               33         Chief Financial Officer, Secretary and
                                          Director

Thomas A. Keith                40         Director

Ira Helman                     67         Director

Lawrence D. Simon              33         Director

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

     Thomas A. Keith has been a Director of the Company since March 11, 1998, and he has been a Director of Futurebiotics, Inc. since December 2, 1998. In addition, he has been a Director of Compare Generiks, Inc. since May 21, 1997 and the President of Compare Generiks, Inc. since October 31, 1995. Prior to joining Compare Generiks, Inc., from December 1990 to October 1995, Mr. Keith was Vice President of Sales & Marketing of the Company. Compare Generiks, Inc. ("CGI") is a distributor, marketer and vendor of dietary supplements and over-the-counter non-prescription pharmaceuticals.

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

Item 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation
                                                                                     ------------------------------
                                                 Annual Compensation                   Awards           Payouts
                                       ------------------------------------------    ---------     ----------------
   (a)                          (b)       (c)            (d)             (e)           (f)           (g)       (h)           (i)
                                                                                    Restricted
                                                                         Other         Stock                  LTIP           All
                                                                         Annual       Awards      Options/  Payouts         Other
Name and Principal Position    Year    Salary($)       Bonus($)     Compensation($)   SARs(#)        ($)      ($)       Compensation
---------------------------    ----    ---------       -------     ---------------- ----------    --------   -----      ------------
Reginald Spinello, CEO         1999     $818,000(1)    $300,000       $    -0-      $    -0-        -0-      $ -0-       $    -0-
                               1998     $375,000(2)    $300,000       $421,000(3)   $595,000(4)     -0-      $ -0-       $    -0-
                               1997     $250,000       $200,000       $    -0-      $    -0-        -0-      $ -0-       $    -0-


Karine Hollander, CFO          1999     $198,000(5)    $112,000       $    -0-      $    -0-        -0-      $ -0-       $    -0-
                               1998     $160,000       $ 75,000       $160,000(3)   $    -0-        -0-      $ -0-       $    -0-
                               1997     $110,000       $ 60,000       $    -0-      $    -0-        -0-      $ -0-       $    -0-

Michael Krasnoff, former CEO
                               1998     $400,000       $400,000       $270,000(3)   $318,750(6)     -0-      $ -0-       $204,500(7)
                               1997     $400,000       $300,000       $    -0-      $    -0-        -0-      $ -0-       $    -0-


----------------
(1) Represents salary of $488,000 paid by the Company and $330,000 paid by its subsidiary.
(2) Represents salary of $325,000 paid by the Company and $50,000 paid by its subsidiary.
(3)   Represents reimbursements to pay taxes resulting from stock grants.
(4) Represents issuance of 280,000 shares in accordance with August 1998 employment agreement. Shares were valued at $2.125 per share.
(5) Represents salary of $160,000 paid by the Company and $38,000 paid by its subsidiary.
(6) Represents issuance of 150,000 shares in accordance with August 1998 consulting agreement. Shares were valued at $2.125 per share.
(7) Represents consulting fees paid in accordance with August 1998 agreement and accrued vacation and sick pay in accordance with October 1995 Employment Agreement.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of February 15, 2000 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                              Amount
                                             and Nature            Approximate
Name and Address                             Beneficial             Percent of
of Beneficial Owner                         Ownership(1)              Class
------------------                          ------------           -----------

Perry D. Krape                                205,488                  8.9%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello(2)                          672,500                 29.0%
145 Ricefield Lane
Hauppauge, NY  11788

Michael Krasnoff(3)                           200,000                  8.6%
PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Thomas Keith                                        0                    0
c/o Compare Generiks, Inc.
60 Davids Drive
Hauppauge, NY  11788

Lawrence Simon                                      0                    0
c/o Superior Supplements, Inc.
270 Oser Avenue
Hauppauge, NY  11788

Karine Hollander(4)                            50,000                  2.2%
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Ira Helman                                          0                    0
c/o PDK Labs Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Dune Holdings, Inc.(3)                        200,000                  8.6%
132 Dune Road
West Hampton, NY  11978

Directors and Officers                        672,500                 29.0%
 as a Group (five (5) persons)

-----------------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Includes 50,000 shares of common stock owned by Karine Hollander and 100,000 shares of Common Stock owned by Michael Lulkin, which are subject to a ten (10) year voting trust held by the Company's Chief Executive Officer.

(3) Includes 200,000 shares of common stock owned by Dune Holdings, Inc., over which Mr. Krasnoff possesses a voting trust and as to which Mr. Krasnoff disclaims any beneficial ownership.

(4) Ms. Hollander's shares of Common Stock are subject to a ten (10) year voting trust held by the Company's Chief Executive Officer.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 21, 1998, the Company entered into a consulting agreement with Michael Krasnoff, the Company's former Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors. The agreement provides for Mr. Krasnoff to provide certain consulting services to the Company for a period of three (3) years at a rate of $2500 for each full day during which Mr. Krasnoff renders services. The Company also issued to Mr. Krasnoff 150,000 shares of the Company's Common Stock. In connection with the agreement, Mr. Krasnoff terminated his employment with the Company and relinquished all rights under the employment agreement, including the surrender of 280,000 shares of the Company's Common Stock and the relinquishing of all rights under the change of control provisions. As of November 30, 1999, Mr. Krasnoff owed the Company the sum of $623,000, pursuant to the loan provisions in his Termination and Payment Agreement. The Loan bears interest at the prime rate plus 1/2 of 1% per annum.

     Reginald Spinello, a director of the Company and the Company's Executive Vice President, was also a director of SSI. Reginald Spinello and two other directors of SSI had more than fifty percent (50%) voting power of the common stock and the preferred stock of the Company pursuant to a Voting Trust Agreement. The Company has a supply agreement with Superior Supplements, Inc., a Delaware corporation ("SSI"), pursuant to which the Company is obligated to purchase a minimum of $2,500,000 of certain products at specified prices annually. This supply agreement expires in May 2000 and is automatically renewable for successive one (1) year periods thereafter. The Company supplies certain management and personnel to SSI pursuant to a management agreement between the Company and SSI dated July 21, 1997 which provides for the Company to supply certain management services to SSI in consideration for the payment by SSI of a management fee of $10,000 per month. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, on November 30, 1997, the Company entered into a packaging agreement with SSI. SSI agreed to package Futurebiotics products for the Company for a fixed price based on component cost plus a direct labor charge per unit. The agreement expired on November 30, 1999.

     Thomas Keith, a director of the Company, is also the President and a director of CGI and a director of SSI. The Company has two (2) supply agreement with CGI. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

     The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants                           F-1

Consolidated balance sheets as of November 30, 1999 and 1998                 F-2

Consolidated statements of operations for the three years ended
  November 30, 1999                                                          F-3

Consolidated statements of stockholders' equity for the three
  years ended November 30, 1999                                              F-4

Consolidated statements of cash flows for the three years ended
  November 30, 1999                                                          F-5

Notes to consolidated financial statements                              F-6-F-18

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

                       THREE YEARS ENDED NOVEMBER 30, 1999


                                    CONTENTS

                                                                        Page
                                                                        ----
Report on Independent Certified Public Accountants                       F-1

Consolidated balance sheets as of November 30, 1999 and 1998             F-2

Consolidated statements of operations for the
   three years ended November 30, 1999                                   F-3

Consolidated statement of stockholders' equity
   for the three years ended November 30, 1999                           F-4

Consolidated statements of cash flows for the
   three years ended November 30, 1999                                   F-5

Notes to consolidated financial statements                           F-6 - F-18

                          Independent Auditors' Report


Board of Directors and Stockholders
PDK Labs Inc. and Subsidiary
Hauppauge, New York

We have audited the consolidated balance sheets of PDK Labs Inc. and Subsidiary as of November 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDK Labs Inc. and Subsidiary as of November 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.


                                            HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 11, 2000

                          PDK LABS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                        November 30,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
                   ASSETS
                   ------

CURRENT ASSETS:
   Cash and cash equivalents                                       $  2,946      $    929
   Accounts receivable - less allowance for
     doubtful accounts of $54 (Note 13)                              13,255        10,159
   Inventories (Note 3)                                              12,706        23,731
   Prepaid expenses and other current assets                            808         1,278
   Due from supplier (Note 11)                                          600         1,373
   Deferred income tax asset (Note 9)                                    57           287
                                                                   --------      --------
       Total current assets                                          30,372        37,757

PROPERTY, PLANT AND EQUIPMENT, net (Notes 4 and 7)                    3,539         4,579
INTANGIBLE ASSETS, net (Note 5)                                         354           933
INVESTMENT IN COMPARE GENERIKS (Note 13)                                992           596
DEFERRED INCOME TAX ASSET (Note 9)                                     --             136
OTHER ASSETS (Note 6)                                                 1,443         2,472
                                                                   --------      --------
                                                                   $ 36,700      $ 46,473
                                                                   ========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                $  2,753      $  3,672
   Accrued expenses and other current liabilities                     1,033           958
   Dividends payable (Note 8)                                            29            30
   Royalty payable (Note 14)                                           --           1,350
   Income taxes payable (Note 9)                                      1,528         1,255
   Current portion of long-term debt (Note 7)                           653         1,931
                                                                   --------      --------
       Total current liabilities                                      5,996         9,196
                                                                   --------      --------
LONG-TERM DEBT (Note 7)                                               1,967         4,342
                                                                   --------      --------
DEFERRED INCOME TAX LIABILITY (Note 9)                                   27          --
                                                                   --------      --------
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                             938         3,431
                                                                   --------      --------
COMMITMENTS AND CONTINGENCIES (Notes 10, 11 and 12)

STOCKHOLDERS' EQUITY: (Notes 8 and 11)
   Common stock, $.01 par value; authorized 30,000,000 shares;
     3,807,153 issued and outstanding                                    38            38
   Series A convertible preferred stock, $.01 par value;
     authorized 5,000,000 shares; 460,566
     issued and outstanding                                               5             5
   Additional paid-in capital                                        28,633        28,404
   Unearned compensation                                             (2,150)       (3,286)
   Retained earnings                                                  8,170         6,259
   Treasury stock, at cost (common: 1,469,184 shares and
     348,425 shares, respectively; preferred: 13,100 shares
     and 0, respectively)                                            (6,924)       (1,916)
                                                                   --------      --------
                                                                     27,772        29,504
                                                                   --------      --------
                                                                   $ 36,700      $ 46,473
                                                                   ========      ========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                        Years Ended November 30,
                                             ---------------------------------------------
                                                1999             1998              1997
                                             -----------      -----------      -----------
NET REVENUES (Notes 11, 12 and 13)           $    54,706      $    57,599      $    51,352
                                             -----------      -----------      -----------
COSTS AND EXPENSES:
   (Notes 4, 5, 10, 11 and 14)
     Cost of sales                                38,802           36,428           25,842
     Selling, general and administrative          12,126           14,328           15,402
     Royalty expense                                --              3,927            7,426
                                             -----------      -----------      -----------
                                                  50,928           54,683           48,670
                                             -----------      -----------      -----------
OPERATING INCOME                                   3,778            2,916            2,682
                                             -----------      -----------      -----------
OTHER EXPENSES (INCOME):
   Interest income                                   (46)            (161)            (348)
   Interest expense                                  399            1,094            1,253
   Other (Note 15)                                    72              252              106
                                             -----------      -----------      -----------
                                                     425            1,185            1,011
                                             -----------      -----------      -----------
EARNINGS BEFORE PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST              3,353            1,731            1,671

PROVISION FOR INCOME TAXES (Note 9)                2,027            1,426              610
                                             -----------      -----------      -----------
EARNINGS BEFORE MINORITY INTEREST                  1,326              305            1,061

MINORITY INTEREST IN NET LOSS
     OF SUBSIDIARY                                   811              472              498
                                             -----------      -----------      -----------
NET EARNINGS                                 $     2,137      $       777      $     1,559
                                             ===========      ===========      ===========
NET EARNINGS PER COMMON SHARE
   (Note 8):
     Basic                                   $      0.66      $      0.16      $      0.41
                                             ===========      ===========      ===========
     Diluted                                 $      0.66      $      0.16      $      0.39
                                             ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING (Note 8)
     Basic                                     2,881,979        3,327,050        3,095,660
                                             ===========      ===========      ===========
     Diluted                                   2,881,979        3,409,109        3,228,333
                                             ===========      ===========      ===========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)




                                                                  Common Stock          Preferred Stock                     Unearned
                                                              -------------------      ------------------      Paid-in       Compen-
                                                 Total          Shares      Amount      Shares     Amount      Capital       sation
                                                -------       ---------     ------     ---------   ------     --------      --------
Balance at November 30, 1996                    $26,663       3,191,986      $ 32       739,555      $ 7      $ 27,756      $(4,940)
Preferred stock conversion (Note 8)                --           365,167         4      (241,445)      (2)           (2)        --
Amortization of unearned compensation             1,157            --         --           --         --          --          1,157
Acquisition of treasury stock-common               (983)           --         --           --         --          --           --
Amortization of unearned management fee            (143)           --         --           --         --          (143)        --
Amortization of subsidiary unearned
   compensation                                      92            --         --           --         --            92         --
Unrealized loss on marketable securities             (3)           --         --           --         --          --           --
Tax effect of permanent difference in
   valuation of stock compensation (Note 9)         248            --         --           --         --           248         --
Dividends (Note 8)                                 (285)           --         --           --         --          --           --
Net earnings                                      1,559            --         --           --         --          --           --
                                                -------      ----------      ----      --------      ---      --------      -------
Balance at November 30, 1997                     28,305       3,557,153        36       498,110        5        27,951       (3,783)
Issuance of common stock for services              --           530,000         5          --         --         1,121       (1,126)
Amortization of unearned compensation             1,163            --         --           --         --          --          1,163
Acquisition of treasury stock - common             (298)           --         --           --         --          --           --
Acquisition and retirement of
   treasury stock - preferred                      (167)           --         --        (37,544)      --          (167)        --
Amortization of unearned management fee            (143)           --         --           --         --          (143)        --
Amortization of subsidiary unearned
   compensation                                      99            --         --           --         --            99         --
Unrealized gain on marketable securities              3            --         --           --         --          --           --
Forfeiture of stock for services (Note 8)          --          (280,000)       (3)         --         --          (457)         460
Dividends (Note 8)                                 (235)           --         --           --         --          --           --
Net earnings                                        777            --         --           --         --          --           --
                                                -------      ----------      ----      --------      ---      --------      -------
Balance at November 30, 1998                     29,504       3,807,153        38       460,566        5        28,404       (3,286)
Amortization of unearned compensation             1,136            --         --           --         --          --          1,136
Acquisition of treasury stock - common           (4,942)           --         --           --         --          --           --
Acquisition of treasury stock - preferred           (66)           --         --           --         --          --           --
Amortization of unearned management fee            (143)           --         --           --         --          (143)        --
Amortization of subsidiary unearned
   compensation                                     125            --         --           --         --           125         --
Increase in  investment in subsidiary
   resulting from treasury stock acquisition        247            --         --           --         --           247         --
Dividends (Note 8)                                 (226)           --         --           --         --          --           --
Net earnings                                      2,137            --         --           --         --          --           --
                                                -------      ----------      ----      --------      ---      --------      -------
Balance at November 30, 1999                    $27,772       3,807,153      $ 38       460,566      $ 5      $ 28,633      $(2,150)
                                                =======       =========      ====       =======      ===      ========      =======


                                                                                      Treasury Stock
                                                  Unrealized                 ---------------------------------
                                                   Loss on                        Shares
                                                  Marketable  Retained       --------------------
                                                  Securities  Earnings       Common     Preferred      Amount
                                                  ----------  --------       -------    ---------     --------
Balance at November 30, 1996                         $--      $ 4,443        103,500        --        $  (635)
Preferred stock conversion (Note 8)                   --         --             --          --           --
Amortization of unearned compensation                 --         --             --          --           --
Acquisition of treasury stock-common                  --         --          176,500        --           (983)
Amortization of unearned management fee               --         --             --          --           --
Amortization of subsidiary unearned
   compensation                                       --         --             --          --           --
Unrealized loss on marketable securities              (3)        --             --          --           --
Tax effect of permanent difference in
   valuation of stock compensation (Note 9)           --         --             --          --           --
Dividends (Note 8)                                    --         (285)          --          --           --
Net earnings                                          --        1,559           --          --           --
                                                     ---      -------      ---------     -------      -------
Balance at November 30, 1997                          (3)       5,717        280,000        --         (1,618)
Issuance of common stock for services                 --         --             --          --           --
Amortization of unearned compensation                 --         --             --          --           --
Acquisition of treasury stock - common                --         --           68,425        --           (298)
Acquisition and retirement of
   treasury stock - preferred                         --         --             --          --           --
Amortization of unearned management fee               --         --             --          --           --
Amortization of subsidiary unearned
   compensation                                       --         --             --          --           --
Unrealized gain on marketable securities               3         --             --          --           --
Forfeiture of stock for services (Note 8)             --         --             --          --           --
Dividends (Note 8)                                    --         (235)          --          --           --
Net earnings                                          --          777           --          --           --
                                                     ---      -------      ---------     -------      -------
Balance at November 30, 1998                          --        6,259        348,425        --         (1,916)
Amortization of unearned compensation                 --         --             --          --           --
Acquisition of treasury stock - common                --         --        1,120,759        --         (4,942)
Acquisition of treasury stock - preferred             --         --             --        13,100          (66)
Amortization of unearned management fee               --         --             --          --           --
Amortization of subsidiary unearned
   compensation                                       --         --             --          --           --
Increase in  investment in subsidiary
   resulting from treasury stock acquisition          --         --             --          --           --
Dividends (Note 8)                                    --         (226)          --          --           --
Net earnings                                          --        2,137           --          --           --
                                                     ---      -------      ---------     -------      -------
Balance at November 30, 1999                         $--      $ 8,170      1,469,184      13,100      $(6,924)
                                                     ===      =======      =========      ======      =======

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended November 30,
                                                               ------------------------------------
                                                                 1999          1998          1997
                                                               --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $  2,137      $    777      $  1,559
                                                               --------      --------      --------
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              3,310         3,232         4,753
       Minority interest in loss of subsidiary                     (811)         (472)         (498)
       Loss (gain) on sale of assets                               --               5           (45)
       Deferred income tax provision (benefit)                      163          (601)         (794)
       Non-cash revenue                                            (500)         (500)         --
       Realized loss on investment                                  104           404          --
       Tax effect of permanent difference in
         valuation of stock compensation                           --            --             248
       Increase in allowance for doubtful accounts                 --            --              12
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                   (3,096)       (1,232)         (924)
           Inventories                                           11,025         2,331        (4,834)
           Prepaid income taxes                                    --             154           263
           Prepaid expenses and other current assets                470           149          (446)
           Other assets                                             541           145           322
           Due from supplier                                        773          (508)          796
         Increase (decrease) in liabilities:
           Accounts payable                                        (919)        1,686        (2,820)
           Accrued expenses                                          75           385           306
           Income taxes payable                                     273           743            (2)
           Royalties payable                                     (1,350)         (250)        1,600
                                                               --------      --------      --------
       Total adjustments                                         10,058         5,671        (2,063)
                                                               --------      --------      --------
       Net cash provided by (used in) operating activities       12,195         6,448          (504)
                                                               --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale/maturity of marketable securities            --           3,215         1,901
   Purchase of property, plant and equipment                       (309)       (1,230)       (1,350)
   Acquisition of intangible assets                                --             (45)         (125)
   Net proceeds from sale of assets                                --              15           407
                                                               --------      --------      --------
       Net cash (used in) provided by
         investing activities                                      (309)        1,955           833
                                                               --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds of revolving credit line                           --           4,000        13,500
   Proceeds from debt                                             2,728         1,100         6,300
   Repayment of debt                                             (6,381)      (15,608)      (17,997)
   Payment of cash dividends                                       (227)         (235)         (301)
   Acquisition of treasury stock                                 (4,520)         (465)         (983)
   Acquisition of subsidiary treasury stock                      (1,469)         --            --
                                                               --------      --------      --------
Net cash (used in) provided by financing activities              (9,869)      (11,208)          519
                                                               --------      --------      --------
Net increase (decrease) in cash and cash equivalents              2,017        (2,805)          848

Cash and cash equivalents at beginning of year                      929         3,734         2,886
                                                               --------      --------      --------
Cash and cash equivalents at end of year                       $  2,946      $    929      $  3,734
                                                               ========      ========      ========

                 See notes to consolidated financial statements

                          PDK LABS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED NOVEMBER 30, 1999
                 (in thousands, except share and per share data)


1.   Summary of Significant Accounting Policies:

     a. Description of business

        The Company manufactures and distributes non-prescription pharmaceutical products, vitamins and food supplement products, and cosmetics and beauty aids throughout the United States.

     b. Principles of consolidation

        The consolidated financial statements include the accounts of PDK Labs Inc. and its majority owned subsidiary, Futurebiotics, Inc. ("Futurebiotics"). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

        PDK's interest in Futurebiotics increased from 52% at November 30, 1998 to 78% at November 30, 1999 as a result of Futurebiotics acquisition of treasury stock.

        In March 1999, Futurebiotics entered into an agreement to sell substantially all of its operating assets to an unrelated company, and accordingly prior year financial statements reported the results of Futurebiotics operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. No loss was recorded on the anticipated disposal.

        In July 1999, the sales agreement was terminated, and management is no longer seeking a disposition of Futurebiotics. Accordingly, the financial statements for all prior periods presented have been reclassified to recognize Furturebiotics' operating net assets and operation as continuing operations.

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

     e. Depreciation and amortization (Cont'd)

        Intangible assets are amortized using the straight-line method over the following periods:

        Goodwill                                    10 years
        Covenants not to compete                    5-7 years
        Deferred loan costs                         Term of related debt
        Other                                       7-10 years

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

     h. Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1999.

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

     j. Advertising

        The Company charges advertising costs to expense as incurred. Advertising costs amounted to $726, $1,257 and $1,239 for the three years ended 1999, respectively.

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

     l. Comprehensive income (loss)

        Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amount are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income is comprised of net unrealized gain (loss) on marketable securities. The Company's comprehensive income approximated net income for all periods presented.

     m. New accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

        In March 1998, the American Institute of Certified Pubic Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending August 31, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

2.   Supplementary Information - Statement of Cash Flows:

     Cash paid during the years for:

                                               Years Ended November 30,
                                       ----------------------------------------
                                        1999             1998             1997
                                       ------           ------           ------
        Interest                       $  386           $1,094           $1,253
                                       ======           ======           ======
        Income taxes                   $2,145           $1,270           $1,306
                                       ======           ======           ======

     During the year ended November 30, 1999, the Company reacquired 118,421 shares of its common stock, valued at $488, as partial repayment of a loan to a former officer.

     During the year ended 1998, the Company incurred capital lease obligations of approximately $47, for the acquisition of various property and equipment. Further, the Company and its majority-owned subsidiary issued stock and/or options to various parties in consideration of services provided (see Note 11).

3.   Inventories:

     Inventories consist of the following:

                                                            November 30,
                                                    ---------------------------
                                                      1999                 1998
                                                    -------             -------
     Raw materials                                  $ 2,736             $ 4,458
     Work-in-process                                  6,053               9,965
     Finished goods                                   3,917               9,308
                                                    -------             -------
                                                    $12,706             $23,731
                                                    =======             =======

4.   Property, Plant and Equipment:

     Property, plant and equipment, at cost, consist of the following:

                                                              November 30,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
     Manufacturing equipment                             $ 6,674        $ 6,511
     Vehicles                                                246            246
     Office equipment and fixtures                         2,601          2,563
     Leasehold improvements                                2,012          1,904
                                                         -------        -------
                                                          11,533         11,224
     Less accumulated depreciation and amortization        7,994          6,645
                                                         -------        -------
                                                         $ 3,539        $ 4,579
                                                         =======        =======

     Depreciation and amortization of plant and equipment for the years ended 1999, 1998 and 1997 was $1,349, $1,291 and $1,222, respectively.

5.   Intangible Assets:

     Intangible assets consist of the following:

                                                            November 30,
                                                    ---------------------------
                                                      1999                1998
                                                    -------             -------
     Customer lists                                 $    --             $ 1,756
     Goodwill                                           300                 300
     Covenants not to compete                           845               1,099
     Deferred loan costs                                 50                 107
     Other                                               30                  34
                                                    -------             -------
                                                      1,225               3,296
     Less accumulated amortization                      871               2,363
                                                    -------             -------
                                                    $   354             $   933
                                                    =======             =======

     Amortization expense for the years ended 1999, 1998 and 1997 was $574, $559 and $1,984, respectively.

6.   Other Assets:

     At November 30, 1999 and 1998, other assets include a loan, bearing interest at prime plus .5%, and accrued interest to a former officer approximating $624 and $1,140, respectively.

7.   Long-Term Debt:

     Long-term debt consists of the following:

                                                                 November 30,
                                                              -----------------
                                                               1999       1998
                                                              ------     ------
Term loan, payable in monthly installments of $68
   consisting of principal and interest of 9.68%
   per annum through July 2003; collateralized by
   machinery and equipment (a)                                $2,526     $  --

Revolving line of credit                                        --          400

Term loan, bank (a)                                             --        5,728

Other, consisting principally of capital lease
   obligations, expiring in various years through 2001            94        145
                                                              ------     ------
                                                               2,620      6,273
Less current portion                                             653      1,931
                                                              ------     ------
                                                              $1,967     $4,342
                                                              ======     ======

     (a) In July 1999, the Company entered into a $2,728 term loan agreement with an institutional lender. Proceeds of the loan were used to repay the outstanding balance on the Company's existing term indebtedness with a bank. Additionally, in 1999 the Company terminated a revolving credit facility with the bank.

     Maturities of long-term debt are as follows:

               Years Ending
               November 30,
               ------------
                   2000                        $653
                   2001                         696
                   2002                         743
                   2003                         528

8.   Stockholders' Equity:

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

     b. Treasury stock

        The Company's Board of Directors has authorized the Company to repurchase up to $7,000 worth of its own Common Stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

        The Company acquired 1,120,759, 68,425 and 176,500 shares of its common stock at a cost of $4,941, $298 and $983 in 1999, 1998 and 1997, respectively.

        During 1999, the Company purchased 13,100 shares of its preferred stock at an aggregate price of $66.

        During 1998, the Company purchased 37,544 shares of its preferred stock at an aggregate price of $167. In addition, in August 1998, an executive resigned and forfeited 280,000 shares of common stock (valued at $460) previously granted to him under an employment agreement. These preferred and common shares were retired as of November 30, 1998.

     c. Net income per common share and per common equivalent share

        The Company computes net income per share in accordance with the provisions of Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128 basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes treasury shares from the date of their acquisition. The reconciliation of income from continuing operations for the years ended November 30, 1999, 1998 and 1997 are as follows:

                                                                            Per
     Year Ended November 30, 1999            Income          Shares        Share
     ----------------------------            ------        ---------       ----
     Net earnings                            $2,137        2,881,979
     Less: preferred stock dividends           (226)            --
                                             ------        ---------
     Basic EPS                                1,911        2,881,979       $.66

     Effect of dilutive securities:
        Warrants                               --               --
                                             ------        ---------
     Diluted EPS                             $1,911        2,881,979       $.66
                                             ------        ---------
     Year Ended November 30, 1998
     Net earnings                            $  777        3,327,050
     Less: preferred stock dividends           (235)            --
                                             ------        ---------
     Basic EPS                                  542        3,327,050       $.16
     Effect of dilutive securities:
        Warrants                               --             82,059
                                             ------        ---------
     Diluted EPS                             $  542        3,409,109       $.16
                                             ------        ---------
     Year Ended November 30, 1997
     Net earnings                            $1,559        3,095,660
     Less: preferred stock dividends           (285)            --
                                             ------        ---------
     Basic EPS                                1,274        3,095,660       $.41
     Effect of dilutive securities:
        Warrants                               --            132,673
                                             ------        ---------
     Diluted EPS                             $1,274        3,228,333       $.39
                                             ------        ---------

     c. Net income per common share and per common and common equivalent share (Cont'd)

        Options and warrants to acquire 48,000 and 68,000 shares of common stock were not included in the computation of diluted EPS for 1998 and 1997, respectively, because their exercise prices were greater than the average market price of the common shares. In addition, the assumed conversion of the preferred stock and the related reduction to the preferred stock dividend was not included in the computation as its effect was antidilutive.

     d. Stock option plan

        The Company's Non-Qualified Stock Option Plan provides for the granting of options to purchase not more than 23,250 shares of common stock to employees, directors, and consultants of the Company. Pursuant to the Plan, and at the Board's discretion, the options expire up to ten years from the date of grant, and the exercise price will be determined by the Board. At November 30, 1999, no options have been granted under the Plan.

        At November 30, 1999, the Company has approximately 138,200 shares of common stock reserved for future issuances.

9.   Income Taxes:

     The provision (benefit) for income taxes consists of the following:

                                             Years Ended November 30,
                                    -------------------------------------------
                                      1999              1998              1997
                                    -------           -------           -------
     Current:
       Federal                      $ 1,503           $ 1,644           $ 1,279
       State                            361               365               107
                                    -------           -------           -------
                                      1,864             2,009             1,386
                                    -------           -------           -------
     Deferred:
       Federal                          136              (541)             (530)
       State                             27                28              (176)
                                    -------           -------           -------
                                        163              (513)             (706)
                                    -------           -------           -------
                                    $ 2,027           $ 1,496           $   680
                                    =======           =======           =======

     Net deferred income tax asset (liability) are comprised of the following:

                                                              November 30,
                                                      -------------------------
                                                        1999              1998
                                                      -------           -------
     Inventories                                      $   223           $   463
     Prepaid salaries                                    (153)             (215)
     Property, plant and equipment                        192                48
     Intangible assets                                    204               892
     Investment in subsidiary                            (165)             (315)
     Unearned compensation                               (325)             (622)
     Tax carryforwards                                  1,031               528
     Investment in Compare Generiks                       200               154
     Other                                                 40                -
     Valuation allowance                               (1,217)             (510)
                                                      -------           -------
                                                      $    30           $   423
                                                      =======           =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                       Years Ended November 30,
                                                     --------------------------
                                                     1999       1998       1997
                                                     ----       ----       ----
U.S. Federal statutory income tax rate               34.0%      34.0%      34.0%
State income tax, net of federal tax benefit          6.5       13.6       (5.9)
Valuation allowance                                  21.1       19.4       10.5
Permanent differences                                 1.4       16.0        5.8
Other                                                (2.5)       (.6)      (7.9)
                                                     ----       ----       ----
                                                     60.5%      82.4%      36.5%
                                                     ====       ====       ====

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

10.  Retirement Plans:

     a. The Company has a voluntary, non-contributory defined contribution profit sharing plan which covers substantially all of its employees. Contributions to the profit sharing plan are based on a percentage of eligible compensation up to a maximum of 15%, at the discretion of the Board of Directors. There was no contribution made in 1999, 1998 or 1997.

     b. Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed $86, $87 and $62 to the Plan for the years ended 1999, 1998 and 1997, respectively.

11.  Commitments and Contingencies:

     a. Employment agreements

        Pursuant to employment agreements with certain key executives, which expire at various dates through October 2005, the Company has granted 970,000 shares of common stock which are earned by the executives and charged to operations ratably over the respective terms of their employment. The shares have been valued at prices ranging from $1.46 to $2.13 per share, dependent upon their date of grant (aggregating approximately $1,739). The agreements, as amended, provide for reimbursement of any tax liability arising from the officers' stock grant. In 1999 and 1998, the Company paid tax reimbursements of $79 and $580, respectively to certain executives, which is being charged to operations over the lives of their respective agreements. One agreement also provides for a payment of two times the officers' aggregate unpaid compensation in the event of a change in control of the Company (as defined).

        The Company's remaining aggregate commitment at November 30, 1999 under such contracts is approximately $2,738.

     b. Consulting agreements

        In August 1998, the Company entered into three year consulting agreement with a former officer which provides for minimum annual compensation of $480. In addition, the Consultant was granted 150,000 shares of common stock. The value of the shares ($319) is being charged to operations over the term of the agreement.

        In addition, the Company is a party to a consulting agreement with the former owner of Futurebiotics, Ltd. ("Consultant"). Under the terms of the 1994 agreement, as amended, the Consultant received 500,000 shares of the Company's common stock. The value of the shares ($3,000) is being charged to operations over the period services are provided.

        Additionally, included in operations are charges approximating $323, $349, and $229 for the years ended November 30, 1999, 1998 and 1997, representing the compensatory value of the Company's common stock issued in connection with consulting agreements entered into prior to 1996.

     c. Lease commitment

        The Company is obligated under non-cancellable operating leases for its manufacturing and office facilities. The leases, as extended, require minimum future rental payments of $428, $302 and $289 in 2000, 2001 and 2002, respectively, and provide for the payment of real estate taxes.

        Rent expense, net of rental income, approximated $537, $543 and $351 for 1999, 1998 and 1997, respectively.

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

        On February 22, 1999, the former executive served a demand on the Company's board of directors, to commence a shareholder's derivative action (the "Demand"). After a detailed investigation conducted by special counsel, a disinterested subcommittee of the board of directors determined that the Company should not assert any of the listed claims. Thereafter, the former executive initiated a new derivative action. No relief is sought against the Company, as all claims are asserted on the Company's behalf. Nevertheless, the Company has concluded that the claims are without merit, and it will seek the dismissal of the lawsuit.

        The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

     e. Supply and packaging agreement

        The Company is party to supply and packaging agreements with Superior Supplements, Inc. ("Superior"), an entity having a common director with the Company, pursuant to which Superior is supplying and packaging certain products for PDK. In the event PDK purchases less than $2,500 of product. Superior will be entitled to up to $200 in liquidated damages. Purchases under these agreements approximated $4,512, $9,505 and $4,386 for 1999, 1998 and 1997,
respectively.

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

        On November 19, 1998, Futurebiotics entered into an agreement whereby it transferred certain private label customers to Superior. As consideration for these customers, Superior is obligated to pay Futurebiotics 10% of all revenue derived from these customers for a three year period. Royalties under this agreement approximated $68 during 1999.

12.  Government Regulation:

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

     The DEA has been given the statutory authority to regulate all ephedrine, pseudoephedrine, and PPA over-the-counter drug products. Registration with the DEA is required for all companies engaged in the distribution of any products containing ephedrine, pseudoephedrine, or PPA. The Company has applied for its own registration with the DEA. The Company was advised by DEA that they are investigating the Company's pending registration. The investigation involves the Company's purchase and distribution of List 1 chemicals. To date, the DEA has taken no formal action on the registration. If the DEA denies the Company's registration, the Company will have the right to appeal the decision administratively within the DEA and thereafter, if unsuccessful, in federal court. If the final determination is to deny the registration, then the Company would no longer be permitted to manufacture and distribute products that contain List 1 Chemicals. Sales of products containing List 1 Chemicals approximated $29,731 for the year ended November 30, 1999.

13.  Related Party Transactions:

     The Company holds 1,024,845 shares of Compare Generiks, Inc.'s ("CGI") common stock and 900,000 shares CGI's Series B Preferred Stock. The Series B Preferred Stock earns cumulative annual dividends of 12% or $.12 per share, and is redeemable at the option of CGI. Dividend income for the years ended November 30, 1999, 1998 and 1997 totalled $86, $60 and $60, respectively.

     Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of CGI's products at prices based upon cost plus a specified mark-up. In consideration, CGI agreed to pay an annual license fee of $500 to PDK. This fee is payable, at the option of CGI, either in cash or in shares of CGI's common or preferred stock. Sales to CGI approximated $36,580, $22,125, and $5,485 for the years ended November 30, 1999, 1998, and 1997, respectively. Included in accounts receivable at November 30, 1999 and 1998 are $9,215 and $6,801, respectively, due from CGI.

14.  Exclusive Supply and Licensing Agreement:

     The Company was party to an amended Exclusive Supply Agreement with a non-affiliated distributor (the "Distributor"). This Agreement was terminated in March 1998, and the Company and the Distributor entered into a settlement under which the outstanding royalty payable of $1,350 was paid in February 1999.

     Sales to the Distributor approximated 10% of total revenue in 1998.

15.  Other Expense (Income):

     Other expense (income) consists of the following:

                                                     Years Ended November 30,
                                                   ---------------------------
                                                   1999        1998       1997
                                                   -----      -----      -----
      Loss on impairment of securities (a)         $ 104      $ 404      $ --
      Dividend income                                (86)       (60)      (60)
      Write-off of terminated deferred loan costs     56        --        232
      Other                                           (2)       (92)      (66)
                                                   -----      -----      ----
                                                   $  72      $ 252      $106
                                                   =====      =====      ====

     (a) The Company was issued shares of CGI common stock in satisfaction of its annual license fee (see Note 13). These shares have been written down to their estimated realized value for declines in their market value which, in the opinion of management, was other than temporary.

16.  Fair Value of Financial Instruments:

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

     Notes Payable and Long-Term Debt: The fair value of the term note payable approximates its carrying amount since the currently effective rates reflect market rates.

17.  Business Segments:

     The Company currently has two reportable business segments. PDK manufacturers and distributes non-prescription pharmaceutical products. Futurebiotics distributes, markets and sells vitamins, minerals, herbal formulations and specialty nutritional supplements.

     The Company's revenues are derived primarily from activities within the United States, and all long-lived assets are located within the United States.

                                                PDK      Futurebiotics   Total
                                              -------    -------------  -------
Year ended November 30, 1999:
      Revenues from external customers        $47,401     $  7,305      $54,706
      Intersegment revenues                     5,299         --          5,299
      Interest income                              46         --             46
      Interest expense                            399         --            399
      Depreciation & amortization               2,728          582        3,310
      Segment profit (loss)                     4,839       (1,486)       3,353
      Segment assets                           32,269        4,431       36,700
      Expenditures for segment assets             309         --            309

Year ended November 30, 1998:
      Revenues from external customers        $47,295     $ 10,304      $57,599
      Intersegment revenues                     7,395         --          7,395
      Interest income                             110           51          161
      Interest expense                            971          123        1,094
      Depreciation & amortization               2,708          524        3,232
      Segment profit (loss)                     2,708         (977)       1,731
      Segment assets                           39,133        7,340       46,473
      Expenditures for segment assets           1,191           39        1,230

Year ended November 30, 1997:
      Revenues from external customers        $39,670     $ 11,682      $51,352
      Intersegment revenues                     5,750         --          5,750
      Interest income                             233          151          348
      Interest expense                            989          264        1,253
      Depreciation & amortization               2,880        1,873        4,753
      Segment profit (loss)                     3,075       (1,404)       1,671
      Expenditures for segment assets           1,335           15        1,350

     Reconciliation of Segment Information to Consolidated Amounts:

                                                              November 30,
                                                         ----------------------
                                                           1999          1998
                                                         -------        -------
     Assets:
        Total assets for reportable segments             $39,021        $47,635
        Elimination of intercompany balances
           and investments                                (2,321)        (1,162)
                                                         -------        -------
     Total consolidated assets                           $36,700        $46,473
                                                         =======        =======

(a)(3)  Exhibits.

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

10.78*** Asset Purchase Agreement dated as of March 3, 1999 by and among FB Acquisition Corp., Nutraceutical International Corporation, Futurebiotics, Inc. and PDK Labs Inc.

10.79*** Second Amendment to Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and European American Bank dated as of August 13, 1998.

10.80***     Employment Agreement with Reginald Spinello dated August 21, 1998.

10.81***     Consulting Agreement with Michael Krasnoff dated August 21, 1998.

10.82*** First Amendment to Supply Agreement between the Company and Compare Generiks, Inc. dated as of April 1998.

10.83*** Second Amendment to Supply Agreement between the Company and Compare Generiks, Inc. dated as of November 1998.

10.84****    Third Amendment to Supply Agreement between the Company and Compare
             Generiks, Inc. dated January 1999.

10.85 Fourth Amendment to Supply Agreement between the Company and Compare Generiks, Inc. dated May 1999.

10.86        Termination of Credit Agreement by and among PDK Labs, Inc.
             Futurebiotics, Inc. and European American Bank, National Bank of Canada and Bank of Leumi USA dated July 21, 1999.

10.87 Promissory Note by and between PDK Labs, Inc. and General Electric Capital Corporation dated July 21, 1999.

10.88 Master Security Agreement by and between PDK Lab, Inc. and General Electric Capital Corporation dated July 21, 1999.

27.1         Financial Data Schedule

-------------------
*     Incorporated by Reference to the Company's Registration Statement on
      Form S-1, No. 33-46454
**    Incorporated by Reference to the Company's Registration Statement on
      Form S-18, No. 22-31006 NY.
** Incorporation by Reference to the Company's Form 10-K for the year ended November 30, 1999.
+ Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1993.
++ Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.
+++ Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1995.
++++ Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.
+++++ Incorporated by Reference to the Company's Form 10-K for the year ended
      November 30, 1997.
**** Incorporated by Reference to Compare Generiks, Inc. Form 10-KSB for the year ended March 31, 1999.

(B) Reports on Form 8-K.

         None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       February 25th, 2000

                                  PDK LABS INC.


                                  By /s/ Reginald Spinello
                                     -------------------------------------------
                                     Reginald Spinello, Chairman of the Board,
                                     Chief Executive Officer and President

                                  By /s/ Karine Hollander
                                     -------------------------------------------
                                     Karine Hollander, Chief Financial Officer
                                     and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



      Signature                                     Title                            Date
      ---------                                     -----                            ----

/s/ Reginald Spinello                       Chairman of the Board,              February 25th, 2000
---------------------------                 Chief Executive Officer
Reginald Spinello                           and President

/s/ Karine Hollander                        Chief Financial Officer             February 25th, 2000
---------------------------                 and Director
Karine Hollander


/s/ Thomas A. Keith                         Director                            February 25th, 2000
---------------------------
Thomas A. Keith


/s/ Lawrence D. Simon                       Director                            February 25th, 2000
---------------------------
Lawrence D. Simon


/s/ Ira Helman                              Director                            February 25th, 2000
---------------------------
Ira Helman
