Form 10-Q
period 2000-02-29
PDK LABS INC
filed 2000-04-14
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to

Commission File Number:              0-19121

                                  PDK LABS INC.
                   -------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                       11-2590436
-------------------------------------    ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of organization)

                               145 Ricefield Lane
                               Hauppauge, New York
                           ---------------------------
                    (Address of principal executive offices)

                                      11788
                              --------------------
                                   (Zip Code)

                                 (631) 273-2630
                  --------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X          No
                                                         --------

             Class                                Outstanding at April 7, 2000
       ------------                            -------------------------------
       Common Stock                                      3,807,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                                                    Page to Page
                                                                    ------------

PART 1 - FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements:

Balance sheets.................................................................1

Statements of earnings ........................................................2

Statements of cash flows.......................................................3

Notes to financial statements................................................4-8

Item 2

           Management's discussion and analysis
           of financial condition and results of
           operations.......................................................9-11


PART 11 - OTHER INFORMATION

Item 1    Legal proceedings...................................................12
SIGNATURES....................................................................13

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                     February 29,        November 30,
                                                                     ------------        -----------
                                                                         2000                1999
                                                                         ----                ----
                                                                      (unaudited)

                   ASSETS
                   ------

CURRENT ASSETS:
Cash and cash equivalents                                                 $  2,339       $  2,946
Accounts receivable - less allowance
  for doubtful accounts of $54, respectively                                13,804         13,255
Inventories (Note 4)                                                        10,074         12,706
Prepaid expenses and other current assets                                    2,121            808
Due from supplier                                                              624            600
Deferred tax asset (Note 6)                                                     76             57
                                                                          --------       --------
  Total current assets                                                      29,038         30,372

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation and amortization of
  $8,343 and $7,944, respectively                                            3,358          3,539

INTANGIBLE ASSETS, net of accumulated amortization
  of $883 and $871, respectively                                               342            354

INVESTMENT IN COMPARE GENERIKS, INC.                                           992            992
DEFERRED TAX ASSETS (Note 6)                                                   267             --
OTHER ASSETS                                                                 1,677          1,443
                                                                          --------       --------
                                                                          $ 35,674       $ 36,700
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $  3,355       $  3,786
  Dividends payable (Note 5)                                                    86             29
  Income taxes payable (Note 6)                                                336          1,528
  Current portion of long-term debt (Note 7)                                   665            653
                                                                          --------       --------
  Total current liabilities                                                  4,442          5,996
                                                                          --------       --------

LONG-TERM DEBT (Note 7)                                                      1,797          1,967
                                                                          --------       --------
DEFERRED INCOME TAX LIABILITY (NOTE 6)                                          --             27

INTEREST OF MINORITY HOLDERS IN SUBSIDIARY                                     875            938
                                                                          --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 5)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding,
    respectively                                                                38             38
  Series A convertible preferred stock, $.01 par value ;
    authorized 5,000,000 shares; 460,566 issued and outstanding                  5              5
  Additional paid-in capital                                                28,642         28,633
  Unearned compensation                                                     (1,890)        (2,150)
  Retained earnings                                                          8,793          8,170
  Treasury stock, at cost; (common: 1,488,738
    shares and 1,469,184 shares,
    respectively; preferred: 14,100
    shares and 13,100 shares, respectively).                                (7,028)        (6,924)
                                                                          --------       --------
                                                                            28,560         27,772
                                                                          --------       --------
                                                                          $ 35,674       $ 36,700
                                                                          ========       ========

                          PDK LABS INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                                           Three Months Ended
                                                      February 29,       February 28,
                                                         2000               1999
                                                      -----------       -----------
NET SALES (Note 8)                                        $12,367           $11,939

COSTS AND EXPENSES: (Note 9)
     Cost of sales                                          8,799             8,786
     Selling, general and administrative                    2,757             2,352
                                                      -----------       -----------
                                                           11,556            11,138

OPERATING INCOME                                              811               801


OTHER EXPENSES (INCOME):

     Interest income                                          (26)               (5)
     Interest expense                                          64               135
     Other                                                    (28)              (18)
                                                      -----------       -----------
                                                               10               112
                                                      -----------       -----------

EARNINGS BEFORE PROVISION FOR
     INCOME TAXES AND MINORITY INTEREST                       801               689

PROVISION FOR INCOME TAXES                                    103               369
                                                      -----------       -----------

EARNINGS BEFORE MINORITY INTEREST                             698               320

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARY              (17)               41
                                                      -----------       -----------


NET EARNINGS                                              $   681           $   361
                                                      ===========       ===========

NET EARNINGS PER COMMON SHARE (Note 5)                    $   .27           $   .09
                                                      ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING: (Note 5)                       2,321,766         3,270,139
                                                      ===========       ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                                                             Three Months Ended
                                                                    February 29,             February 28,
                                                                        2000                      1999
                                                                    ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $681                    $361
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                      633                     730
      Minority interest in income (loss) of subsidiary                    17                     (41)
      Deferred income tax (benefit)/provision                           (313)                    172
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                          (549)                   (378)
           Inventories                                                 2,632                   2,609
           Prepaid expenses and other current assets                  (1,313)                    350
           Due from supplier                                             (24)                   (462)
           Other assets                                                   21                    (134)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        (431)                   (401)
           Royalties Payable                                              --                  (1,350)
           Income taxes payable                                       (1,192)                   (448)
                                                                     -------                 -------
           Total adjustments                                            (519)                    647
                                                                     -------                 -------
           Net cash provided by operating activities                     162                   1,008
                                                                     -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                            (168)                   (117)
                                                                     -------                 -------
   Net cash used in investing activities                                (168)                   (117)
                                                                     -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                    (158)                   (782)
   Net (increase) decrease in stockholders loans                        (255)                     40
   Purchase of treasury stock                                           (104)                   (915)
   Purchase of subsidiary treasury stock                                 (84)                     --
                                                                     -------                 -------
   Net cash used in financing activities                                (601)                 (1,657)
                                                                     -------                 -------

   Net decrease of cash and cash equivalents                            (607)                   (766)
   Cash and cash equivalents at beginning of period                    2,946                     929
                                                                     -------                 -------
   Cash and cash equivalents at end of period                         $2,339                    $163
                                                                     =======                 =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000

1.     Basis of Presentation:

      The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of February 29, 2000 and the results of operations and statements of cash flows for the three month periods ended February 29, 2000 and February 28, 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the three month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.      Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                               February 29,               November 30,
                                   2000                        1999
                             -----------------             ------------
                             in thousands)               (In thousands)
                               (unaudited)

        Raw materials             $  3,828                     $  2,736
        Work-in-process              3,223                        6,053
        Finished goods               3,023                        3,917
                                 ---------                     --------
                                   $10,074                      $12,706
                                 =========                     ========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

5.      Stockholders' Equity:

        Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Certain options were not included in the computation due to their exercise price exceeding the average market price of the common shares. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS was calculated for the three months ended February 29, 2000 and February 28, 1999 as follows:

                                                                                             Per
Three Months Ended February 29, 2000             Income              Shares                Share
------------------------------------             ------              ------                -----
                                             (in thousands)
                                              (unaudited)
Net earnings                                       $681           2,321,766
Less: preferred stock dividends                    (58)                   -
                                                  ----         ------------
Basic EPS                                           623           2,321,766                 $.27


Three Months Ended February 28, 1999
------------------------------------

Net earnings                                       $361           3,270,139
Less: preferred stock dividends                    (64)                  -
                                                  -----        -----------
Basic EPS                                           297           3,270,139                 $.09

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

        Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the three month periods ended February 29, 2000 and February 28, 1999 approximated $58,000 and $64,000, respectively.

        The Company's Board of Directors has authorized the Company's management to repurchase up to $7,000,000 worth of its own common stock, par value $.01, in the public market at such time or times, and at such prices, as management believes appropriate. As of February 29, 2000, the Company had authorization to repurchase an additional $344,000 worth of its own stock.

        In addition, the Company's Board of Directors authorized the management to repurchase up to $500,000 worth of its own preferred stock, par value $ .01 in the public market. As of February 29, 2000, the Company had authorization to repurchase an additional $261,000 worth of its own preferred stock.

6.      Income Taxes:

        Effective December 17, 1999, the Company and its subsidiary will file a consolidated federal income tax return. The Company and its subsidiary each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the quarter ended February 29, 2000 the change in the valuation allowance ($197,000) of the subsidiary's deferred tax asset resulting from its ability to file a consolidated return with the Company was recorded as a tax benefit on the books of the subsidiary.

      The consolidated current and deferred tax assets and liabilities are recorded on the books of the Company, and the net tax-related balances due to/from the subsidiary are included in the intercompany balance.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

7.       Long-Term Debt:

                                                             February 29,          November 30,
                                                                 2000                  1999
                                                          -------------------   -----------
                                                          (in thousands)        (in thousands)
                                                             (unaudited)
Long-term debt consists of the following:
Term loan, payable in monthly installments
   of $68, including interest at 9.68%,  through
   July  2003; collateralized by the
   Company's machinery & equipment                               $2,381              $2,526
Capital lease obligations, expiring in various
    years through 2001                                               81                  94
                                                              ---------           ---------
                                                                  2,462               2,620
   Less current portion                                             665                 653
                                                               --------            --------
                                                                 $1,797              $1,967
                                                               ========            ========



8.      Major Customer:
        ---------------

        Sales to a major customer approximated 53% and 58% of total sales for the three month period ended February 29, 2000 and February 28, 1999, respectively.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

 9.        Commitments:

        The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of February 29, 2000, the Company exceeded its minimum annual purchase requirement.

        Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

         Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of Compare Generiks, Inc ("CGI") products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $6,525,000 and $6,875,000 for the three month period ended February 29, 2000 and February 28, 1999, respectively.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

        This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward- looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Results of Operations

         Net sales for the three months ended February 29, 2000 and February 28, 1999 approximated $12,367,000 and $11,939,000, respectively. Gross profit amounted to $3,568,000 (29% of sales) for the three months ended February 29, 2000 and $3,153,000 (26% of sales) for the corresponding period in 1999. The increase in gross profit is principally attributable to price increases for the Max Brand product line.

        Selling, general and administrative expenses were $2,757,000 for the three months ended February 29, 2000 and $2,352,000 for the corresponding period in 1999. As a percentage of sales, selling, general and administrative expenses were 22% and 20% respectively.

      The Company is party to supply agreements with CGI. Under the agreements which expire through 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up.

        In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI common stock or Series B preferred stock. Total sales to CGI approximated $6,525,000 and $6,875,000 for the three month period ended February 29, 2000 and February 28, 1999, respectively.

        The Company is operating under a supply agreement with Superior, which provides for the Company to purchase certain products at specified prices.
In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of February 29, 2000, the Company exceeded its minimum annual purchase requirement.

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

        Interest expense, net of interest income, was approximately $38,000 for the three months ended February 29, 2000 as compared to $130,000 for the three months ended February 28, 1999. The decrease is a result of the Company maintaining lower debt balances.

        The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

 Liquidity and Capital Resources

        The Company had working capital of approximately $24,596,000 at February 29, 2000.

        The Company's statement of cash flows reflects cash provided by operating activities of approximately $162,000 which reflects net earnings of $681,000, decreases in operating assets such as inventories ($2,632,000), and an adjustment for depreciation and amortization ($633,000), offset by (i) increases in operating assets such as accounts receivable ($549,000), prepaid expenses and other current assets ($1,313,000), (ii) decreases in accounts payable and accrued expenses ($431,000),and income taxes payable ($1,192,000), and (iii) an adjustment for deferred income tax benefit ($313,000).

        Net cash used in investing activities approximated $168,000, attributable to the purchase of property, plant and equipment.

        The statement also reflects cash used in financing activities of approximately $601,000 representing bank loan repayments of ($158,000), the purchase of treasury stock ($188,000), and an increase in stockholders loans of ($255,000).

        During the three month period ending February 29, 2000, the Company repurchased 19,554 shares of its own common stock at an average price of $5.02 per share and 1,000 shares of its own preferred stock at an average price of $6.10. As of February 29, 2000, the Company had authorization to repurchase an additional $344,000 worth of its own common stock and $261,000 worth of its own preferred stock.

        The term loan aggregating $2,381,000 at February 29, 2000 is payable in monthly installments of $68,000 including interest through July 2003. The term loan is collateralized by the Company's machinery and equipment.

        The Company expects to meets its cash requirements from operations, and current cash reserves.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

        Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PDK LABS INC.

Dated: April 14, 2000                     By: /s/ Karine Hollander
                                             ------------------------------
                                                 Karine Hollander
                                                 Chief Financial Officer