Form 10-Q
period 2000-05-31
PDK LABS INC
filed 2000-07-14
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to

Commission File Number:                      0-19121

                                  PDK LABS INC.
    -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                                              11-2590436
-----------------------------------------                    -------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer Identification Number)
incorporation of organization)


                               145 Ricefield Lane
                               Hauppauge, New York
                               -------------------
                    (Address of principal executive offices)

                                      11788
                                      -----
                                   (Zip Code)

                                 (631) 273-2630
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X          No
                                                --------        ---------

      Class                                         Outstanding at July 10, 2000
-------------------                                 ----------------------------
   Common Stock                                                 3,807,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                      FOR THE SIX MONTHS ENDED MAY 31, 2000

                                TABLE OF CONTENTS
                                -----------------


                                                                                                    Page to Page
                                                                                                    ------------


PART 1 - FINANCIAL INFORMATION

Item 1.           Consolidated Condensed Financial Statements:

Balance sheets............................................................................................  1

Statements of earnings ...................................................................................  2

Statements of cash flows..................................................................................  3

Notes to financial statements.............................................................................  4-7

Item 2.

                  Management's discussion and analysis
                  of financial condition and results of
                  operations.............................................................................  8-10


PART 11.          OTHER INFORMATION

Item 1.           Legal proceedings......................................................................  11

SIGNATURES...............................................................................................  12

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)




                                                                                  May 31,           November 30,
                                                                                   2000                 1999
                                                                                 --------             --------
                                                                                   (unaudited)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  1,026             $  2,946
  Investments on marketable securities                                              3,407                 --
  Accounts receivable - less allowance
    for doubtful accounts of $54, respectively                                      9,597               13,255
  Inventories (Note 4)                                                              8,943               12,706
  Prepaid expenses and other current assets                                         2,460                  808
  Due from supplier                                                                 1,192                  600
  Deferred tax asset (Note 6)                                                          87                   57
                                                                                 --------             --------
  Total current assets                                                             26,712               30,372


PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $8,704 and $7,944, respectively                                                  3,288                3,539

INTANGIBLE ASSETS, net of accumulated amortization
  of $937 and $871, respectively                                                      326                  354

INVESTMENT IN COMPARE GENERIKS, INC                                                 1,352                  992
DEFERRED TAX ASSET                                                                    135                 --
OTHER ASSETS                                                                        2,451                1,443
                                                                                 --------             --------
                                                                                 $ 34,264             $ 36,700
                                                                                 ========             ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $  1,325             $  3,786
  Dividends payable (Note 5)                                                           31                   29
  Income taxes payable (Note 6 )                                                      377                1,528
  Current portion of long-term debt (Note 7)                                          749                  653
                                                                                 --------             --------
  Total current liabilities                                                         2,482                5,996
                                                                                 --------             --------

LONG-TERM DEBT (Note 7)                                                             1,622                1,967
DEFERRED INCOME TAX LIABILITY (Note 6)                                               --                     27
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                           843                  938
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 5)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding, respectively               38                   38
    Series A convertible preferred stock, $.01 par value ; authorized
    5,000,000 shares; 446,466 and 460,566 issued and outstanding,
    respectively,                                                                       5                    5
  Additional paid-in capital                                                       28,574               28,633
  Unrealized gain on investment in Compare Generiks, Inc.                             216                 --
  Unearned compensation                                                            (1,671)              (2,150)
  Retained earnings                                                                 9,111                8,170
  Treasury stock, at cost: (common: 1,487,146 shares and 1,469,184
    shares, respectively; preferred: 0 and 13,100 shares, respectively)            (6,956)              (6,924)
                                                                                 --------             --------
                                                                                   29,317               27,772
                                                                                 --------             --------
                                                                                 $ 34,264             $ 36,700
                                                                                 ========             ========

                          PDK LABS INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                                   ----------
                 (in thousands, except share and per share data)




                                                          Six Months Ended                   Three Months Ended
                                                     May 31,             May 31,         May 31,               May 31,
                                                      2000                1999             2000                 1999
                                                     -------------     -------------     -------------     -----------
NET SALES (Note 8)                                 $    24,076       $    25,824       $    11,709       $    13,885

COSTS AND EXPENSES: (Note 9)
     Cost of sales                                      16,944            18,857             8,145            10,071
     Selling, general and administrative                 5,610             5,122             2,853             2,770
                                                     -------------     -------------     -------------     -----------
                                                        22,554            23,979            10,998            12,841

OPERATING INCOME                                         1,522             1,845               711             1,044

OTHER EXPENSES (INCOME):
     Interest income                                       (26)               (5)             --                --
     Interest expense                                      125               238                61               103
     Other                                                 (87)              (38)              (59)              (20)
                                                     -------------     -------------     -------------     -----------
                                                            12               195                 2                83
                                                     -------------     -------------     -------------     -----------

EARNINGS BEFORE PROVISION FOR INCOME
     TAXES AND MINORITY INTEREST                         1,510             1,650               709               961

PROVISION FOR INCOME TAXES                                 471               800               368               431
                                                     -------------     -------------     -------------     -----------
EARNINGS BEFORE MINORITY INTEREST                        1,039               850               341               530

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     14                71                31                30
                                                     -------------     -------------     -------------     -----------

NET EARNINGS                                       $     1,053       $       921        $      372       $       560
                                                     =============     =============     =============     ===========
NET EARNINGS PER COMMON SHARE (Note 5 )            $       .41       $       .26        $      .14       $       .17
                                                     =============     =============     =============     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING: (Note 5)                    2,320,007         3,151,119         2,318,415         3,039,327
                                                     =============     =============     =============     ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   ----------
                 (in thousands, except share and per share data)


                                                                                       Six Months Ended
                                                                                  May 31,             May 31,
                                                                                  2000                   1999
                                                                                  -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                   $ 1,053               $   921
                                                                                  -------               -------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                 1,242                 1,474
      Minority interest in loss of subsidiary                                         (14)                  (71)
      Deferred income tax (provision) benefit                                        (192)                   51
      Unrealized gain on investment                                                  (144)                 --
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                                      3,658                   620
           Inventories                                                              3,763                 4,369
           Prepaid income taxes                                                      --                      (6)
           Prepaid expenses and other current assets                               (1,652)                 (151)
           Due from supplier                                                         (592)                 (251)
           Other assets                                                              (176)                  134
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                   (2,461)                 (342)
           Royalties payable                                                         --                  (1,350)
           Dividends payable                                                         --                      (2)
           Income taxes payable                                                    (1,151)                  (96)
                                                                                  -------               -------
           Total adjustments                                                        2,281                 4,379
                                                                                  -------               -------
           Net cash provided by operating activities                                3,334                 5,300
                                                                                  -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                         (458)                 (157)
   Purchase of marketable securities                                               (3,407)                 --
                                                                                  -------               -------
   Net cash used in investing activities                                           (3,865)                 (157)
                                                                                  -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of debt                                                                 (249)               (2,946)
   Net (increase) decrease in stockholder loans                                      (832)                  482
   Purchase of treasury stock                                                        (104)               (1,841)
   Purchase of subsidiary stock                                                       (92)                 --
   Dividends paid                                                                    (112)                 (113)
                                                                                  -------               -------
   Net cash used in financing activities                                           (1,389)               (4,418)
                                                                                  -------               -------
   Net (decrease) increase of cash and cash equivalents                            (1,920)                  725
   Cash and cash equivalents at beginning of period                                 2,946                   929
                                                                                  -------               -------
   Cash and cash equivalents at end of period                                     $ 1,026               $ 1,654
                                                                                  =======               =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000

1.     Basis of Presentation:

      The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of May 31, 2000 and the results of operations and statements of cash flows for the six month periods ended May 31, 2000 and 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the six month period ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.      Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                         May 31,         November 30,
                                          2000                1999
                                          ----                ----
                                     (in thousands)     (in thousands)


Raw material                           $ 2,729              $ 2,736
Work-in-process                          2,860                6,053
Finished good                            3,354                3,917
                                       -------              -------
                                       $ 8,943              $12,706
                                       =======              =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000
                                   (Continued)

5.      Stockholders' Equity:

        Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per share gives effect to stock options which are considered to be dilutive common stock equivalents. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS on continuing operations was calculated for the six months ended May 31, 2000 and May 31, 1999 as follows:



                                                                                                                   Per
                                                                          Income              Shares             Share
                                                                          ------              ------             -----
                                                                       (in thousands)
                                                                         (unaudited)
Six Months Ended May 31, 2000

Net earnings                                                            $   1,053           2,320,007
Less: preferred stock dividends                                              (112)               --
                                                                        ---------           ---------
Basic EPS                                                               $     941           2,320,007            $.41
                                                                        =========           =========

Six Months Ended May 31, 1999

Net earnings                                                            $     921           3,151,119
Less: preferred stock dividends                                              (113)               --
                                                                        ---------           ---------
Basic EPS                                                               $     808           3,151,119            $.26
                                                                        =========           =========

Three Months Ended May 31, 2000

Net earnings                                                            $     372           2,318,415
Less: preferred stock dividends                                               (54)               --
                                                                        ---------           ---------
Basic EPS                                                               $     318           2,318,415            $.14
                                                                        =========           =========

Three Months Ended May 31, 1999

Net earnings                                                            $     560           3,039,327
Less: preferred stock dividends                                               (49)               --
                                                                        ---------           ---------
Basic EPS                                                               $     511           3,039,327            $.17
                                                                        =========           =========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000
                                   (Continued)

        Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the six month periods ended May 31, 2000 and May 31,1999 approximated $112,000 and $113,000, respectively.

        As of May 31, 2000, the Company's Board of Directors authorized the Company to repurchase up to $7,000,000 worth of its own common stock, par value $.01, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of May 31, 2000, the Company had authorization to repurchase an additional $344,000 worth of its own stock.

        In addition, the Company's Board of Directors authorized the Company to repurchase up to $500,000 worth of its own preferred stock, par value $ .01 in the public market. As of May 31, 2000, the Company had authorization to repurchase an additional $261,000 worth of its own preferred stock.

6.      Income Taxes:

        Effective December 17, 1999, the Company and its subsidiary will file a consolidated federal income tax return. The Company and its subsidiary each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the six months ended May 31, 2000 the change in the valuation allowance ($197,000) of the subsidiary's deferred tax asset resulting from its ability to file a consolidated return with the Company was recorded as a tax benefit on the books of the subsidiary.

      The consolidated current and deferred tax assets and liabilities are recorded on the books of the Company, and the net tax-related balances due to/from the subsidiary are included in the intercompany balance.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000
                                   (Continued)

7.       Long-Term Debt:

                                                                                   May 31,                  November 30,
                                                                                    2000                        1999
                                                                               (in thousands)              (in thousands)
                                                                                 (unaudited)
Long-term debt consists of the following:
Term loan, payable in monthly installments
   of $68, including interest at 9.68%, through
   July 2003; collateralized by the
   Company's machinery and equipment                                               $ 2,232                      $ 2,526

Capital lease obligations, expiring in various
   years through 2001                                                                  139                           94
                                                                                 ---------                   ----------
                                                                                     2,371                        2,620
   Less current portion                                                                749                          653
                                                                                 ---------                    ---------
                                                                                   $ 1,622                      $ 1,967
                                                                                 =========                    =========

8.       Major Customer:
         --------------

        Sales to a major customer approximated 49% and 54% of total sales for the six month period ended May 31, 2000 and May 31, 1999, respectively.

9.    Commitments:

        The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis as liquidated damages. As of May 31, 2000, the Company purchased approximately $680,000 of product.

        Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

        Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of CGI's products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $11,826,000 and $13,823,000 for the six month period ended May 31, 2000 and 1999, respectively.

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

Results of Operations

         Net sales for the six and three month periods ended May 31, 2000 approximated $24,076,000 and $11,709,000 respectively, as compared to $25,824,000 and $13,885,000 in the corresponding period in 1999. Gross profit amounted to $7,132,000 (30% of sales) and $3,564,000 (30% of sales) for the six and three month periods ended May 31, 2000 and $6,967,000 (27 % of sales) and $3,814,000 (27% of sales) for the corresponding period in 1999. The increase in gross profit is principally attributable to price increases in the Max Brand product line.

        Selling, general and administrative expenses were $5,610,000 (23% of sales) and $2,853,000 (24% of sales) for the six and three month periods ended May 31, 2000, respectively, as compared to $5,122,000 (20% of sales) and $2,770,000 (20% of sales) for the corresponding periods in 1999.

         The Company is party to supply agreements with Compare Generiks, Inc., ("CGI"). Under the agreements which expire through 2001, the Company provides CGI certain products at prices based upon the Company's material cost plus a specified mark-up.

          In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI stock. Total sales to CGI approximated $11,826,000 and $13,823,000 for the six month period ended May 31, 2000 and 1999, respectively.

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        The Company is operating under a supply agreement with Superior Supplements, Inc. ("Superior"), which provides for the Company to purchase certain products at specified prices. In the event that PDK purchases less than $2,500,000 of product per annum, Superior will be entitled to up to $100,000 on a pro-rata basis, as liquidated damages. As of May 31, 2000, the Company purchased approximately $680,000 of product.

        Additionally, Superior is also obligated to PDK under a management agreement which provides for PDK to provide Superior with certain management services in consideration for a management fee of $10,000 per month.

          Interest expense, net of interest income, was approximately $99,000 and $61,000 for the six and three month periods ended May 31, 2000 as compared to $233,000 and $103,000 in the corresponding periods in the prior year. The decrease is a result of lower interest rates coupled with the Company maintaining lower debt balances.

          The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

 Liquidity and Capital Resources

          The Company had working capital of approximately $24,230,000 at May 31, 2000.

          The Company's statement of cash flows reflects cash provided by operating activities of approximately $3,334,000 which reflects net earnings of $1,053,000, decreases in operating assets such as accounts receivable ($3,658,000), inventories ($3,763,000), and an adjustment for depreciation and amortization ($1,242,000), offset by (i) increases in operating assets such as prepaid expenses and other current assets ($1,652,000), and (ii) decreases in accounts payable and accrued expenses ($2,461,000), and income taxes payable ($1,151,000).

          Net cash used in investing activities approximated $3,865,000, attributable to the purchase of property, plant and equipment ($458,000) and marketable securities ($3,407,000).

          The statement also reflects cash used in financing activities of approximately $1,389,000 representing bank loan repayments of ($249,000), the purchase of treasury stock ($196,000), and an increase in stockholder loan of ($832,000).

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

          During the six month period ending May 31, 2000, the Company repurchased 19,554 shares of its own common stock at an average price of $5.02 per share and 1,000 shares of its own preferred stock at an average price of $6.10. As of May 31, 2000, the Company had authorization to repurchase an additional $344,000 worth of its own common stock and $261,000 worth of its own preferred stock.

          The term loan aggregating $2,232,000 at May 31, 2000 is payable in monthly installments of $68,000 including interest through July 2003. The term loan is collateralized by the Company's machinery and equipment.

          The Company expects to meet its cash requirement from operations and current cash reserves.

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

                                       PDK LABS INC.

Dated:     July 10, 2000               By:     /s/ Karine Hollander
                                           ----------------------------------
                                               Karine Hollander
                                               Chief Financial Officer