Form 10-Q
period 2000-08-31
PDK LABS INC
filed 2000-10-13
CIK 855352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 2000

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


                                      11788
                                   ----------
                                   (Zip Code)


                                 (631) 273-2630
               ---------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X          No
                                                       --------        --------

         Class                                   Outstanding at October 10, 2000
     ------------                                -------------------------------
     Common Stock                                          3,807,153

                                  PDK LABS INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2000

                                TABLE OF CONTENTS

                                                                    Page to Page

PART 1 - FINANCIAL INFORMATION

Item 1.     Consolidated Condensed Financial Statements:

Balance sheets.............................................................    1

Statements of earnings ....................................................    2

Statements of cash flows...................................................    3

Notes to financial statements..............................................  4-7

Item 2.

            Management's discussion and analysis
            of financial condition and results of
            operations..................................................... 8-10


PART 11.    OTHER INFORMATION

Item 1.     Legal proceedings..............................................11-12

SIGNATURES.................................................................   13

                          PDK LABS INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                August 31,  November 30,
                                                                                  2000          1999
                                                                                  ----          ----
                                                                               (unaudited)
                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    213    $  2,946
  Investment in marketable securities, at fair value                                5,999        --
  Accounts receivable - less allowance
    for doubtful accounts of $54, respectively                                     12,296      13,255
  Inventories (Note 4)                                                              6,776      12,706
  Prepaid expenses and other current assets                                         1,986         808
  Due from supplier                                                                   822         600
  Deferred tax asset (Note 6)                                                        --            57
                                                                                 --------    --------
  Total current assets                                                             28,092      30,372


PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of
   $9,032 and $7,944, respectively                                                  3,059       3,539

INTANGIBLE ASSETS, net of accumulated amortization
  of $976 and $871, respectively                                                      286         354

INVESTMENT IN COMPARE GENERIKS, INC                                                 1,352         992
DEFERRED TAX ASSET (Note 6)                                                           276        --
OTHER ASSETS                                                                        1,924       1,443
                                                                                 --------    --------
                                                                                 $ 34,989    $ 36,700
                                                                                 ========    ========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $  1,689    $  3,786
  Dividends payable (Note 5)                                                           80          29
  Income taxes payable (Note 6)                                                       375       1,528
  Current portion of long-term debt (Note 7)                                          719         653
  Deferred income tax liability (Note 6)                                              150        --
                                                                                 --------    --------
  Total current liabilities                                                         3,013       5,996

LONG-TERM DEBT (Note 7)                                                             1,446       1,967
DEFERRED INCOME TAX LIABILITY (Note 6)                                               --            27
INTERESTS OF MINORITY HOLDERS IN SUBSIDIARY                                           718         938
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY: (Note 5)
  Common stock, $.01 par value; authorized 30,000,000
    shares; 3,807,153 and 3,807,153 issued and outstanding, respectively               38          38
  Series A convertible preferred stock, $.01 par value ; authorized
    5,000,000 shares; 460,566 and 498,110 issued and outstanding, respectively          5           5
  Additional paid-in capital                                                       28,630      28,633
  Unrealized gain on investment in Compare Generiks, Inc.                             216        --
  Unearned compensation                                                            (1,476)     (2,150)
  Retained earnings                                                                 9,427       8,170
  Treasury stock, at cost: (common: 1,488,738 and
    1,469,184 shares, respectively; preferred:
    0 and 13,100 shares, respectively)                                             (7,028)     (6,924)
                                                                                 --------    --------
                                                                                   29,812      27,772
                                                                                 --------    --------
                                                                                 $ 34,989    $ 36,700
                                                                                 ========    ========

                          PDK LABS INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                                  Nine Months Ended            Three Months Ended
                                                      August 31,                   August 31,
                                                 2000           1999           2000           1999
                                                 ----           ----           ----           ----

NET SALES (Note 8 and 9)                     $    36,282    $    39,628    $    12,206    $    13,804

COSTS AND EXPENSES: (Note 9)
     Cost of sales                                25,008         29,034          8,064         10,177
     Selling, general and administrative           9,123          8,008          3,513          2,886
                                             -----------    -----------    -----------    -----------
                                                  34,131         37,042         11,577         13,063

OPERATING INCOME                                   2,151          2,586            629            741

OTHER EXPENSES (INCOME):
     Interest income                                 (40)           (20)           (14)           (15)
     Interest expense                                179            314             54             76
     Other                                          (222)           (62)          (135)           (24)
                                             -----------    -----------    -----------    -----------
                                                     (83)           232            (95)            37

EARNINGS BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                         2,234          2,354            724            704

PROVISION FOR INCOME TAXES                           834          1,200            363            400
                                             -----------    -----------    -----------    -----------

EARNINGS BEFORE MINORITY INTEREST                  1,400          1,154            361            304

MINORITY INTEREST IN LOSS OF SUBSIDIARY               20            315              6            244
                                             -----------    -----------    -----------    -----------

NET EARNINGS                                 $     1,420    $     1,469    $       367    $       548
                                             ===========    ===========    ===========    ===========

NET EARNINGS PER COMMON SHARE (Note 5)       $       .54    $       .42    $       .13    $       .17
                                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (Note 5)               2,318,415      3,085,777      2,318,415      2,956,565
                                             ===========    ===========    ===========    ===========

                          PDK LABS INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                   Nine Months Ended
                                                                       August 31,
                                                                    2000       1999
                                                                    ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                    $ 1,420    $ 1,469
                                                                   -------    -------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                  1,816      2,190
      Minority interest in loss of subsidiary                          (20)      (315)
      Deferred income tax benefit                                      (96)       (55)
      Unrealized gain on investment                                   (144)      --
      Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                         959     (1,173)
           Inventories                                               5,930      8,675
           Prepaid income taxes                                       --           (9)
           Prepaid expenses and other current assets                (1,178)       280
           Due from supplier                                          (222)      (339)
           Other assets                                               (149)       238
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                    (2,097)      (518)
           Royalties payable                                          --       (1,350)
           Income taxes payable                                     (1,153)       (53)
           Dividend payable                                             51       --
                                                                   -------    -------
           Total adjustments                                         3,697      7,571
                                                                   -------    -------
           Net cash provided by operating activities                 5,117      9,040
                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                (5,999)    (7,495)
   Maturity of marketable securities                                  --        6,497
   Purchase of property, plant and equipment                          (558)      (214)
                                                                   -------    -------
     Net cash used in investing activities                          (6,557)    (1,212)
                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                                          --        2,728
   Repayment of debt                                                  (455)    (6,223)
   Purchase of deferred loan costs                                     (39)      --
   Net increase in stockholder loans                                  (332)       517
   Purchase of treasury stock                                         (104)    (2,250)
   Purchase of subsidiary stock                                       (200)      --
   Dividends paid                                                     (163)      (115)
                                                                   -------    -------
     Net cash used in financing activities                          (1,293)    (5,343)
                                                                   -------    -------

   Net(decrease)/increase of cash and cash equivalents              (2,733)     2,485
   Cash and cash equivalents at beginning of period                  2,946        929
                                                                   -------    -------
   Cash and cash equivalents at end of period                      $   213    $ 3,414
                                                                   =======    =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2000

1.       Basis of Presentation:

         The interim condensed consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position, as of August 31, 2000 and the results of operations and statements of cash flows for the nine month periods ended August 31, 2000 and 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the nine month period ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

4.       Inventories:

         Inventories have been estimated by using the gross profit method for the interim periods. The components of the inventories are as follows:

                                              August 31,      November 30,
                                                 2000             1999
                                            (in thousands)   (in thousands)


         Raw material                           $ 2,042         $ 2,736
         Work-in-process                          2,522           6,053
         Finished goods                           2,212           3,917
                                                -------         -------
                                                $ 6,776         $12,706
                                                =======         =======

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2000
                                   (Continued)

5.       Stockholders' Equity:

         Basic earnings per common share is computed by dividing the net earnings after dividends on preferred shares by the weighted average number of shares of common stock outstanding during the period. Treasury shares have been excluded from the weighted average number of shares. The assumed conversion of the preferred stock and the related reduction to the preferred stock was not included in the computation as the effect was antidilutive. EPS on continuing operations was calculated for the nine months ended August 31, 2000 and August 31, 1999 as follows:

                                                                            Per
Nine Months Ended August 31, 2000                Income        Shares      Share
---------------------------------                ------        ------      -----
                                             (in thousands)
                                              (unaudited)

Net earnings                                   $   1,420      2,318,415
Less: preferred stock dividends                     (163)          --
                                               ---------      ---------
Basic EPS                                      $   1,257      2,318,415     $.54
                                               =========      =========


Nine Months Ended August 31, 1999
---------------------------------

Net earnings                                   $   1,469      3,085,777
Less: preferred stock dividends                     (168)          --
                                               ---------      ---------
Basic EPS                                      $   1,301      3,085,777     $.42
                                               =========      =========


Three Months Ended August 31, 2000
---------------------------------

Earnings from continuing operations            $     367      2,318,415
Less: preferred stock dividends                      (51)          --
                                               ---------      ---------
Basic EPS                                      $     316      2,318,415     $.13
                                               =========      =========

Three Months Ended August 31, 1999
---------------------------------

Earnings from continuing operations            $     548      2,956,565
Less: preferred stock dividends                      (55)          --
                                               ---------      ---------
Basic EPS                                      $     493      2,956,565     $.17
                                               =========      =========

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2000
                                   (Continued)

         Preferred stockholders are entitled to cumulative annual dividends of $.49 per share, payable at the election of the Company in cash, common stock, or a combination thereof. Such dividends are payable semi-annually on or about April 15 and October 15 of each year. Dividends earned for each of the nine month periods ended August 31, 2000 and August 31, 1999 approximated $163,000 and $168,000, respectively.

6.       Income Taxes:

         Effective December 17, 1999, the Company and its subsidiary will file a consolidated federal income tax return. The Company and its subsidiary each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the nine months ended August 31, 2000 the change in the valuation allowance ($197,000) of the subsidiary's deferred tax asset resulting from its ability to file a consolidated return with the Company was recorded as a tax benefit on the books of the subsidiary.

         The consolidated current and deferred tax assets and liabilities are recorded on the books of the Company, and the net tax-related balances due to/from the subsidiary are included in the intercompany balance.

                          PDK LABS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 2000
                                   (Continued)

7.       Long-Term Debt:

                                                    August 31,      November 30,
                                                      2000             1999
                                                 (in thousands)   (in thousands)
                                                  (unaudited)

Long-term debt consists of the following:
Term loan, payable in monthly installments
   of $68, including interest at 9.68%, through
   July 2003; collateralized by the
   Company's machinery and equipment                  $2,079         $2,526

Capital lease obligations, expiring in various
   years through 2001                                     86             94
                                                      ------         ------
                                                       2,165          2,620
   Less current portion                                  719            653
                                                      ------         ------
                                                      $1,446         $1,967
                                                      ======         ======


8.       Major Customer:

         Sales to a major customer approximated 51% and 58% of total sales for the nine month periods ended August 31, 2000 and 1999, respectively.

9.       Commitments:

         Pursuant to various Supply Agreements, expiring in 2001 and 2002, the Company supplies certain of Compare Generiks, Inc.'s ("CGI") products at prices based upon PDK's material cost plus a specified mark-up. In consideration for these agreements, CGI agreed to pay an annual license fee of $500,000 to PDK. This fee is payable, at the option of CGI, either in cash, shares of CGI's common or Series B preferred stock. Total sales to CGI approximated $18,497,000 and $22,865,000 for the nine month period ended August 31, 2000 and 1999, respectively.

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

Results of Operations

         Net sales for the nine and three month periods ended August 31, 2000 approximated $36,282,000 and $12,206,000, respectively, as compared to $39,628,000 and $13,804,000 in the corresponding period in 1999. Gross profit amounted to $11,274,000 (31% of sales) and $4,142,000 (34% of sales) for the nine and three month periods ended August 31, 2000 and $10,594,000 (27% of sales) and $3,267,000 (26% of sales) for the corresponding period in 1999. The increase in gross profit is principally attributable to price increases in the Max Brand product line.

         Selling, general and administrative expenses were $9,123,000 (25% of sales) and $3,513,000 (29% of sales) for the nine and three month periods ended August 31, 2000 respectively, as compared to $8,008,000 (20% of sales) and $2,886,000 (21% of sales) for the corresponding periods in 1999.

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

         In consideration for these agreements, CGI agreed to pay the Company an annual license fee of $500,000, payable at the option of CGI, either in cash or in shares of CGI stock. Total sales to CGI approximated $18,497,000 and $22,865,000 for the nine month periods ended August 31, 2000 and 1999 respectively.

         Interest expenses, was approximately $179,000 and $54,000 for the nine and three month periods ended August 31, 2000 compared to $314,000 and $76,000 in the corresponding periods in the prior year. The decrease is due to the Company maintaining lower debt balances.

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transaction in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

 Liquidity and Capital Resources

        The Company had working capital of approximately $25,079,000 at August 31, 2000.

        The Company's statement of cash flows reflects cash provided by operating activities of approximately $5,117,000 which reflects net earnings of $1,420,000, decreases in operating assets such as accounts receivable ($959,000), inventories ($5,930,000), and an adjustment for depreciation and amortization ($1,816,000), offset by (i) increases in operating assets such as prepaid expenses and other current assets ($1,178,000), and (ii) decreases in accounts payable and accrued expenses ($2,097,000), and income taxes payable ($1,153,000).

                          PDK LABS INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Net cash used in investing activities approximated $6,557,000, attributable to the purchase of property, plant and equipment ($558,000) and marketable securities ($5,999,000).

         The statement also reflects cash used in financing activities of approximately $1,293,000 representing bank loan repayments of ($455,000), the purchase of treasury stock ($304,000), and an net increase in stockholder loan of ($332,000).

         The term loan aggregating at August 31, 2000 is payable in monthly installments of approximately $68,000 including interest through July 2003. The term loan is collateralized by the Company's machinery and equipment.

         The Company expects to meet its cash requirements from operations and current cash reserves.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         On or about July 24, 2000, the Company was served with a Class Action Complaint in a litigation entitled Holt v. PDK Labs Inc., et al., that was filed in the Supreme Court of the State of New York. The Complaint arises out of the previously announced proposal by PDK Acquisition Corp. ("Acquisition") to merge with and into the Company (the "Proposal"). The plaintiff, who purports to be a holder of the Company's common stock and to represent all holders of the Company's common and preferred stock, alleges, among other things, that the consideration offered by Acquisition for the Company's common and preferred stock is "inadequate." The Complaint does not challenge the adequacy of any of the Company's or Acquisition's disclosures in connection with the Proposal; it seeks injunctive relief and damages in an unspecified amount. The Company and all other defendants have answered the Complaint and denied all substantive allegations. The Company believes that the lawsuit is without merit and intends to vigorously defend against the claims asserted therein.

         On or about October 4, 2000, the Company, Acquisition, and various individuals, including the Management Group, were served with a Class Action Complaint in a litigation entitled Krape v. PDK Labs Inc., et al., that was filed in the United States District Court for the Eastern District of New York. This Complaint challenges the adequacy of the disclosure in the proxy materials disseminated in connection with the Proposal. Specifically, the plaintiff, an alleged holder of 8.9% of the Company's outstanding common stock, who purports to represent all holders of the Company's common stock, principally alleges that the Company and Acquisition failed to disclose: (1) the fact that this plaintiff has asserted so-called "derivative" claims on behalf of the Company in two separate lawsuits; (2) the possibility that the derivative claims might be terminated if the merger is consummated; and (3) the possibility that the Company's shareholders might somehow suffer losses, and/or the Management Group might benefit, if the derivative actions are terminated. Based on these allegations, the plaintiff has requested damages and has filed a motion seeking to enjoin the shareholder vote on the merger, which is scheduled for November 8, 2000.

         The Company believes that the new Krape lawsuit is without merit and intends to vigorously defend against the claims and the motion for an injunction. Plaintiff's initial premise is false because the derivative actions are disclosed in the relevant materials disseminated to shareholders. Those derivative actions sought damages on behalf of - not from - PDK, and/or the cancellation of a significant number of shares issued by the Company to certain officers and consultants in past years. The Company has previously pointed out that the Supreme Court of the State of New York already has dismissed plaintiff's derivative claims as legally insufficient. A federal court currently is considering a similar motion to dismiss.

         Based upon its own analysis, as confirmed by the New York Supreme Court and a special committee of the board of directors and its independent counsel, the Company believes that the derivative claims are completely without legal or factual merit and were asserted years too late. In particular, the Company believes that there is no merit to Krape's allegation that stock compensation was awarded to various employees and consultants, including members of the Management Group, for "no consideration." In fact, services were exchanged for the compensation.

PART II - OTHER INFORMATION

         The Company believes that its prior disclosures satisfy all legal requirements. The Company further believes that, if the merger is consummated, Krape will lose his ability to prosecute derivative claims and that the remaining derivative action will be terminated as a matter of law.

         To the extent that the derivative actions are terminated, the individuals sued in those actions, including the Management Group and principals of Acquisition, will, or course, no longer face the possibility, no matter how remote of exposure on the claims. Nevertheless, for the reasons previously stated the company believes that the dismissal of the derivative actions is at best of marginal benefit to the individual defendants in that action, including members of the Management Group, principally because of the meritless nature of the claims therein. Nor does the Company believe that any shareholder will suffer a loss as a result of the likely ultimate dismissal of the derivative claims. The Company has pointed out in pleadings filed with the federal court that even Krape's own counsel had proposed to resolve all of Krape's disputes with the Company in a fashion that would have ascribed no value whatsoever to the derivative claims. Moreover, inasmuch as the action seeks to cancel the shares held by Acquisition and/or its principals and those persons are not receiving any consideration in the merger, the Company's shareholders would not receive any additional consideration if these shares are cancelled. Put differently, the outcome of the derivative claims will not effect the $5 price that has been offered for the shares owned by holders outside of the Management Group.

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PDK LABS INC.


Date:    October 11, 2000                    By: /s/ Karine Hollander
                                                 -------------------------------
                                                 Karine Hollander
                                                 Chief Financial Officer